Form 10-Q
period 2021-06-30
Clarim Acquisition Corp.
filed 2021-08-20
CIK 1831937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share and 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLARIM ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARIM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current asset - Cash	$639,902	$-
Prepaid expenses	401,146	-
Deferred offering costs	-	106,575
Total current assets	1,041,048	106,575
Prepaid expenses, non-current	229,048	-
Cash and securities held in Trust Account	287,534,912	-
Total Assets	$288,805,008	$106,575

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$218,078	$1,430
Due to related party	17,217	-
Promissory note - related party	442	81,575
Total current liabilities	235,737	83,005
Warrant liability	12,294,167	-
Deferred underwriting discount	10,062,500	-
Total liabilities	22,592,404	83,005

Commitments and Contingencies
Class A common stock subject to possible redemption, 26,121,260 shares and 0 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	261,212,600	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 320,000,000 shares authorized; 2,628,740 shares and 0 shares issued and outstanding (excluding 26,121,260 shares and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	263	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 and 7,187,500 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	719	719
Additional paid-in capital	3,806,850	24,281
Retained earnings (accumulated deficit)	1,192,172	(1,430)
Total stockholders’ equity	5,000,004	23,570
Total Liabilities and Stockholders’ Equity	$288,805,008	$106,575

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLARIM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Operating costs	$391,362	$575,444
Loss from operations	(391,362)	(575,444)

Other income (expense)
Unrealized (loss) gain on change in fair value of warrants	(1,754,167)	2,264,166
Bank interest income	18	27
Trust interest income	16,465	34,912
Warrant issuance costs	-	(530,059)
Total other (expense) income	(1,737,684)	1,769,046

Net (loss) income	$(2,129,046)	$1,193,602

Basic and diluted weighted average shares outstanding, common stock subject to redemption	26,334,164	21,411,282
Basic and diluted net income per share	$-	$-

Basic and diluted weighted average shares outstanding, common stock	9,603,336	9,284,505
Basic and diluted net (loss) income per share	$(0.22)	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLARIM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020	-	$-	7,187,500	$719	$24,281	$(1,430)	$23,570
Sale of 25,000,000 Units through IPO	25,000,000	2,500	-	-	249,997,500	-	250,000,000
Sale of 3,750,000 Units on through over-allotment	3,750,000	375	-	-	37,499,625	-	37,500,000
Sale of 5,166,667 Private Placement Warrants	-	-	-	-	7,750,000	-	7,750,000
Underwriting fee	-	-	-	-	(5,750,000)	-	(5,750,000)
Deferred underwriting fee	-	-	-	-	(10,062,500)	-	(10,062,500)
Offering costs charged to the stockholders’ equity	-	-	-	-	(413,794)	-	(413,794)
Initial classification of warrant liability	-	-	-	-	(14,558,333)	-	(14,558,333)
Reclassification of offering costs related to warrants	-	-	-	-	530,059	-	530,059
Net income	-	-	-	-	-	3,322,648	3,322,648
Change in Class A common stock subject to possible redemption	(26,334,164)	(2,633)	-	-	(263,339,007)	-	(263,341,640)

Balance as of March 31, 2021	2,415,836	242	7,187,500	719	1,677,831	3,321,218	5,000,010
Net loss	-	-	-	-	-	(2,129,046)	(2,129,046)
Change in Class A common stock subject to possible redemption	212,904	21	-	-	2,129,019	-	2,129,040

Balance as of June 30, 2021	2,628,740	$263	7,187,500	$719	$3,806,850	$1,192,172	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLARIM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2021

Cash flows from Operating Activities:
Net income	$1,193,602
Adjustments to reconcile net income to net cash used in operating activities:
Warrant issuance costs	530,059
Decrease in fair value of warrants	(2,264,166)
Interest earned on cash and marketable securities held in Trust Account	(34,912)
Changes in current assets and current liabilities:
Prepaid expenses	(630,194)
Accrued offering costs and expenses	354,590
Due to related party	17,217
Net cash used in operating activities	(833,804)

Cash Flows from Investing Activities:
Investment in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	281,750,000
Proceeds from private placement warrants	7,750,000
Repayment of promissory note to related party	(112,500)
Payments of offering costs	(413,794)
Net cash provided by financing activities	288,973,706

Net change in cash	639,902
Cash, beginning of the period	-
Cash, end of the period	$639,902

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$10,062,500
Initial value of Class A common stock subject to possible redemption	$259,479,510
Change in value of Class A common stock subject to possible redemption	$1,733,090
Deferred offering costs paid by Sponsor loan	$31,367
Initial classification of warrant liability at issuance	$14,558,333

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from November 4, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO, incur reasonable business expenses to affect a business combination and will recognize changes in the fair value of warrant liability as other income (expense).

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $0.6 million in its operating bank account, and working capital of approximately $0.8 million.

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

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on February 8, 2021 and February 1, 2021, respectively and the Company's annual report filed on Form 10-K.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise price of the warrants is higher than the market price. The warrants are exercisable to purchase 14,750,000 shares of common stock in the aggregate.

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock outstanding since original issuance. Net income (loss) per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the periods. Non-redeemable common stock includes the founder shares as these common stock do not have any redemption features and do not participate in the income earned on the Trust Account.

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Common stock subject to possible redemption
Numerator: net income allocable to common stock subject to possible redemption Interest income on marketable securities held in trust	$14,960	$31,721
Less: interest available to be withdrawn for payment of taxes	(14,960)	(31,721)
Net income allocable to common stock subject to possible redemption	$-	$-
Denominator: Weighted average redeemable common stock
Redeemable common stock, basic and diluted	26,334,164	21,411,282
Basic and diluted net income per share, redeemable common stock	$-	$-

Non-redeemable common stock
Numerator: net (loss) income minus redeemable net earnings
Net (loss) income	$(2,129,046)	$1,193,602
Redeemable net earnings	-	-
Non-redeemable net (loss) income	$(2,129,046)	$1,193,602
Denominator: Weighted average non-redeemable basic and diluted weighted average shares outstanding, common stock	9,603,336	9,284,505
Basic and diluted net (loss) income per share, common stock	$(0.22)	$0.13

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Due to Related Party

The balance of $17,217 represents the travel reimbursement to the management.

Promissory Note — Related Party

The Company’s Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. As of June 30, 2021, the Company had an outstanding balance of $442 under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2021 and December 31, 2020, the Company had no Working Capital Loans.

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

Note 7 — Recurring Fair Value Measurements

Cash and Securities Held in Trust Account

As of June 30, 2021, investment in the Company’s Trust Account consisted of $786 in U.S. Money Market and $287,534,126 in U.S. Treasury Securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2021
U.S. Money Market	$786	$-	$-	$786
U.S. Treasury Securities	287,534,126	-	(8,628)	287,525,498
	$287,534,912	$-	$(8,628)	$287,526,284

Warrant Liability

At June 30, 2021, the Company’s warrants liability was valued at $12,294,167. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Initial Measurement

The estimated fair value of the warrant liability on February 2, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows at February 2, 2021:

Input	February 2, 2021
Expected term (years)	5.25
Expected volatility	18.40%
Risk-free interest rate	0.67%
Stock price	$9.68
Dividend yield	0.00%
Exercise price	$11.50

Subsequent Measurement

The fair value of the Public Warrants at June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of June 30, 2021, the aggregate value of Public Warrants was $7,954,167.

The estimated fair value of the Private Placement Warrants on June 30, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at June 30, 2021:

Input	June 30, 2021
Expected term (years)	5.25
Expected volatility	14.70%
Risk-free interest rate	1.02%
Stock price	$9.65
Dividend yield	0.00%
Exercise price	$11.50

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the six months ended June 30, 2021:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial fair value of warrant liability upon issuance at IPO	14,558,333
Transfer out of Level 3 to Level 1	(7,954,167)
Change in fair value	(2,264,166)

Fair value as of June 30, 2021	$4,340,000

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$786	$786	$-	$-
U.S. Treasury Securities held in Trust Account	$287,525,498	$287,525,498	-	-
	$287,526,284	$287,526,284	$-	$-
Liabilities:
Public Warrant Liability	$7,954,167	$7,954,167	$-	$-
Private Warrant Liability	$4,340,000	$-	$-	$4,340,000
	$12,294,167	$7,954,167	-	$4,340,000

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

Note 9 — Stockholders' Equity

Preferred Stock — The Company is authorized to issue a total of 10,000,000 preferred shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 320,000,000 Class A common shares at par value of $0.0001 each. As of June 30, 2021 and December 31, 2020, there were 2,628,740 and 0 Class A common stock issued and outstanding, excluding 26,121,260 and 0 Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 Class B common shares at par value of $0.0001 each. In November 2020, the Company’s initial stockholders purchased an aggregate of 7,187,500 founder shares for a capital contribution of $25,000. The founder shares include an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. Because of the underwriters’ fully exercise of the over-allotment option on February 2, 2021, 937,500 shares are no longer subject to forfeiture. At June 30, 2021 and December 31, 2020, there were 7,187,500 Class B common shares (the "Founder Shares") issued and outstanding.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had net loss of $2,129,046, which consisted of $391,362 in operating costs and $1,754,167 in unrealized loss on change in fair value of warrants, offset by $16,465 in interest earned on marketable securities held in the Trust Account, and $18 in bank interest income.

For the six months ended June 30, 2021, we had net income of $1,193,602, which consisted of $34,912 in interest earned on marketable securities held in the Trust Account, $27 in bank interest income, and $2,264,166 in unrealized gain on change in fair value of warrants, offset by $575,444 in operating costs and $530,059 in warrant issuance costs.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $0.6 million in our operating bank account, and working capital of approximately $0.8 million.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise price of the warrants is higher than the market price. The warrants are exercisable to purchase 14,750,000 shares of common stock in the aggregate.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued the SEC Statement. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our Public Warrants and our Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Further, the Company restated certain line items related to the previously audited balance sheet as of February 2, 2021 in the Form 8-K filed with the SEC on February 8, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative liability and to allocate offering costs to the warrants. These restatements are described in Note 2, Restatement of Previously Issued Financial Statement.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the SEC Statement, our principal financial and accounting officer has concluded that, due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities and allocation of offering costs to the warrants, a material weakness existed and our disclosure controls and procedures were not effective as of June 30, 2021. In light of such material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements for the three and six months ended June 30, 2021, were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In light of the reclassification of our warrants, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on February 1, 2021 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 24, 2021.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 20, 2021	CLARIM ACQUISITION CORP.

	By:	/s/ James F. McCann
James F. McCann
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: August 20, 2021	By:	/s/ Jaymin Patel
Jaymin Patel
Chief Financial Officer, President and Director
(Principal Financial and Accounting Officer)

