Form 10-Q
period 2021-09-30
Clarim Acquisition Corp.
filed 2021-11-22
CIK 1831937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 19, 2021, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share and 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLARIM ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARIM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020

Assets
Current asset - cash	$216,777	$-
Prepaid expenses	393,463	-
Due from Sponsor	-	-
Deferred offering costs	-	106,575
Total current assets	610,240	106,575
Prepaid expenses, non-current	130,116	-
Cash and securities held in Trust Account	287,558,584	-
Total Assets	$288,298,940	$106,575

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$416,068	$1,430
Due to related party	8,000	-
Promissory note - related party	442	81,575
Total current liabilities	424,510	83,005
Warrant liability	9,145,000	-
Deferred legal and professional fee	715,469	-
Deferred underwriting discount	10,062,500	-
Total liabilities	20,347,480	83,005

Commitments and Contingencies
Class A common stock subject to possible redemption, 28,750,000 shares and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	287,500,000	-

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 320,000,000 shares authorized;	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 and 7,187,500 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	719	719
Additional paid-in capital	-	24,281
Accumulated deficit	(19,549,259)	(1,430)
Total stockholders’ (deficit) equity	(19,548,540)	23,570

Total Liabilities and Stockholders’ (Deficit) Equity	$288,298,940	$106,575

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLARIM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021

Operating costs	$1,433,999	$2,009,443
Loss from operations	(1,433,999)	(2,009,443)

Other income (expense)
Trust interest income	23,672	58,584
Bank interest income	16	43
Warrant issuance costs	-	(530,059)
Unrealized gain (loss) on change in fair value of warrants	3,149,167	5,413,333
Total other income	3,172,855	4,941,901

Net income	$1,738,856	$2,932,458

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	28,750,000	25,274,725
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.05	$0.09

Basic and diluted weighted average shares outstanding, Class B, non-redeemable common stock	7,187,500	7,074,176
Basic and diluted net income per share, Class B, non-redeemable common stock	$0.05	$0.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLARIM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	-	$-	7,187,500	$719	$24,281	$(1,430)	$23,570
Sale of 5,166,667 Private Placement Warrants on February 2, 2021, net of fair value of private warrant, restated	-	-	-	-	2,583,333	-	2,583,333
Remeasurement of Class A common stock under ASC 480-10-S99, restated	-	-	-	-	(2,607,614)	(22,480,287)	(25,087,901)
Net income	-	-	-	-	-	3,322,648	3,322,648

Balance as of March 31, 2021, restated	-	-	7,187,500	719	-	(19,159,069)	(19,158,350)
Net loss	-	-			-	(2,129,046)	(2,129,046)
Balance as of June 30, 2021, restated	-	-	7,187,500	719	-	(21,288,115)	(21,287,396)
Net income	-	-			-	1,738,856	1,738,856
Balance as of September 30, 2021	-	$-	7,187,500	$719	$-	$(19,549,259)	$(19,548,540)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLARIM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For Nine Months Ended September 30, 2021

Cash flows from operating activities:
Net income	$2,932,458
Adjustments to reconcile net income to net cash used in operating activities:
Warrant issuance costs	530,059
Decrease in fair value of warrants	(5,413,333)
Interest earned on cash and marketable securities held in Trust Account	(58,584)
Changes in current assets and liabilities:
Prepaid expenses	(523,579)
Deferred legal and professional fee	715,469
Accrued offering costs and expenses	552,580
Due to related party	8,000
Net cash used in operating activities	(1,256,929)

Cash Flows from Investing Activities:
Investment held in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ fees	281,750,000
Proceeds from private placement warrants	7,750,000
Repayment to promissory note to related party	(112,500)
Payments of offering costs	(413,794)
Net cash provided by financing activities	288,973,706

Net change in cash	216,777
Cash, beginning of the period	-
Cash, end of the period	$216,777

Supplemental disclosures of noncash investing and financing activities
Deferred underwriting commissions charged to additional paid in capital	$10,062,500
Remeasurement of Class A common stock under ASC 480-10-S99	$25,087,901
Initial classification of warrant liability at issuance	$14,558,333
Deferred offering costs paid by Sponsor loan	$31,367

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLARIM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from November 4, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO, incur reasonable business expenses to affect a business combination and will recognize changes in the fair value of warrant liability as other income (expense).

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.2 million in its operating bank account, and working capital of approximately $0.24 million.

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

The Company also subsequently entered into a promissory note with the Sponsor on November 19, 2021 pursuant to which the Company may draw down capital to fund its working capital needs or in connection with the initial business combination, up to a total principal amount in aggregate of up to $750,000. The Sponsor has also informally agreed to commit additional funding as and if necessary and agreed with the Company of up to $250,000 upon similar terms and conditions as the foregoing promissory note.

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

Note 2 – Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously determined common stock subject to possible redemption (“Public Shares”) to be equal to the redemption value of $10.00 per common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Public Shares and determined that the Public Shares issued during the IPO and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that all of the Public Shares should be classified as temporary equity in its entirety.  As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Public Shares with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

In connection with the change in presentation for the Public Shares , the Company also revised its earnings per share calculation to allocate net income (loss) on a pro rata basis to Class A and Class B common stock. This presentation shows both classes of common stock share pro rata in the income (loss) of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was material to its previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements as of February 2, 2021, March 31, 2021 and June 30, 2021 should be restated because of a misapplication in the guidance around complex accounting for financial instruments and should no longer be relied upon. The Company is reporting the restatements to those periods in this Quarterly Report.

Impact of the Restatement

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of February 2, 2021 (per Form 8-K filed on February 8, 2021)	As Previously Reported	Restatement Adjustment	As Restated
Shares Subject to Redemption	$259,479,510	$28,020,490	$287,500,000
Stockholders’ equity (deficit)
Class A Common Stock	$280	$(280)	$-
Class B Common Stock	$719	$-	$719
Additional Paid in Capital	$5,539,923	$(5,539,923)	$-
Accumulated Deficit	$(540,920)	$(22,480,287)	$(23,021,207)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(28,020,490)	$(23,020,488)

Number of shares subject to redemption	25,947,951	2,802,049	28,750,000

Balance Sheet as of March 31, 2021 (per Form 10-Q filed on May 24, 2021)	As Previously Reported	Restatement Adjustment	As Restated
Shares Subject to Redemption	$263,341,640	$24,158,360	$287,500,000
Stockholders’ equity (deficit)
Class A Common Stock	$242	$(242)	$-
Class B Common Stock	$719	$-	$719
Additional Paid in Capital	$1,677,831	$(1,677,831)	$-
Retained Earnings (Accumulated Deficit)	$3,321,218	$(22,480,287)	$(19,159,069)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(24,158,360)	$(19,158,350)

Number of shares subject to redemption	26,334,164	2,415,836	28,750,000

Statement of Changes in Stockholders’ (Deficit) Equity for the three months ended March 31, 2021	As Previously Reported	Restatement Adjustment	As Restated

Sale of 28,750,000 Units through public offering and over-allotment,	$287,500,000	$(287,500,000)	$-
Sale of 5,166,667 Private Placement Warrants	$7,750,000	$(7,750,000)	$-
Underwriting fee	$(5,750,000)	$5,750,000	$-
Deferred underwriting fee	$(10,062,500)	$10,062,500	$-
Offering costs	$(413,794)	$413,794	$-
Initial classification of warrant liability	$(14,558,333)	$14,558,333	$-
Reclassification of offering costs related to warrants	$530,059	$(530,059)	$-
Change in Class A common stock subject to possible redemption	$(263,341,640)	$263,341,640	$-
Subsequent remeasurement under ASC 480-10-S99 against additional paid-in capital	$-	$(2,607,641)	$(2,607,641)
Subsequent remeasurement under ASC 480-10-S99 against accumulated deficit	$-	$(22,480,287)	$(22,480,287)

Statement of Cash flows for the three months ended March 31, 2021	As Previously Reported	Restatement	As Restated
Initial value of shares subject to possible redemption	$259,479,510	$(28,020,490)	$287,500,000
Change in value of shares subject to possible redemption	$3,862,130	$(3,862,130)	$-

Balance Sheet as of June 30, 2021 (per Form 10-Q filed on August 20, 2021)
Shares Subject to Redemption	$261,212,600	$26,287,400	$287,500,000
Stockholders’ equity (deficit)
Class A Common Stock	$263	$(263)	$-
Class B Common Stock	$719	$-	$719
Additional Paid in Capital	$3,806,850	$(3,806,850)	$-
Retained Earnings (Accumulated Deficit)	$1,192,172	$(22,480,287)	$(21,288,115)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(26,287,400)	$(21,287,396)

Number of shares subject to redemption	26,121,260	2,628,740	28,750,000

Statement of Operations for the three months ended March 31, 2021 (per Form 10-Q filed on May 24, 2021)
Basic and diluted weighted average shares outstanding, common stock subject to redemption	16,433,702	1,774,631	18,208,333
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	8,962,131	(2,118,381)	6,843,750
EPS - Redeemable Shares	$-	$0.13	$0.13
EPS - Non-Redeemable Shares	$0.37	$(0.24)	$0.13

Statement of Operations for the three and six months ended June 30, 2021 (per Form 10-Q filed on August 20, 2021)
Three months
Basic and diluted weighted average shares outstanding, common stock subject to redemption	26,334,164	2,415,836	28,750,000
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	9,603,336	(2,415,836)	7,187,500
EPS - Redeemable Shares	-	(0.06)	(0.06)
EPS - Non-Redeemable Shares	(0.22)	0.16	(0.06)

Six months

Basic and diluted weighted average shares outstanding, common stock subject to redemption	21,411,282	2,097,005	23,508,287
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	9,284,505	(2,267,930)	7,016,575
EPS - Redeemable Shares	$-	$0.04	$0.04
EPS - Non-Redeemable Shares	$0.13	$(0.09)	$0.04

Statement of Changes in Stockholders’ (Deficit) Equity for the three months ended June 30, 2021	As Previously Reported	Restatement Adjustment	As Restated

Change in Class A common stock subject to possible redemption	$2,129,040	$(2,129,040)	$-

Statement of Cash flows for the six months ended June 30, 2021	As Previously Reported	Restatement	As Restated
Initial value of shares subject to possible redemption	$259,479,510	$(28,020,490)	$287,500,000
Change in value of shares subject to possible redemption	$1,733,090	$(1,733,090)	$-

Note 3 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC February 1, 2021, and the Company’s annual report filed on Form 10-K.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Common Share

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per stock:
Numerator:
Allocation of net income	$1,391,085	$347,771	$2,291,177	$641,281

Denominator:
Weighted-average shares outstanding	28,750,000	7,187,500	25,274,725	7,074,176
Basic and diluted net income per share	$0.05	$0.05	$0.09	$0.09

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for unaudited condensed financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

Note 4 - Initial Public Offering

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

All of the 28,750,000 Class A common stock sold as part of the Units in the IPO, including Units sold upon the exercise of over-allotment by the underwriters, contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Class A common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$287,500,000
Less:
Proceeds allocated to Public Warrants	(9,391,667)
Issuance costs allocated to class A common stock	(15,696,235)
Plus:
Accretion of carrying value to redemption value	25,087,902
Interest income	-
Contingently redeemable common stock	$287,500,000

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

Note 5 - Private Placement

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

Note 6 - Related Party Transactions

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

Due to Related Party

The balance of $8,000 represents the travel reimbursement to the management.

Promissory Note - Related Party

The Company’s Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and due at the earlier of September 30, 2021 or the closing of the IPO. As of September 30, 2021, the Company had an outstanding balance of $442 under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2021 and December 31, 2020, the Company had no Working Capital Loans.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor, commencing on January 28, 2021, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.

Note 7 - Recurring Fair Value Measurements

Cash and Securities Held in Trust Account

As of September 30, 2021, investment in the Company’s Trust Account consisted of $2,582 in U.S. Money Market and $287,556,002 in U.S. Treasury Securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2021
U.S. Money Market	$2,582	$-	$-	$2,582
U.S. Treasury Securities	287,556,002	-	(4,256)	287,551,746
	$287,558,584	$-	$(4,256)	$287,554,328

Warrant Liability

At September 30, 2021, the Company’s warrants liability was valued at $9,145,000. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

Subsequent Measurement

The fair value of the Public Warrants at September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2021, the aggregate value of Public Warrants was $5,941,667.

The estimated fair value of the Private Placement Warrants on September 30, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at September 30, 2021:

Input	September 30, 2021
Expected term (years)	5.25
Expected volatility	11.40%
Risk-free interest rate	1.15%
Stock price	$9.78
Dividend yield	0.00%
Exercise price	$11.50

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the nine months ended September 30, 2021:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial fair value of warrant liability upon issuance at IPO	14,558,333
Transfer out of Level 3 to Level 1	(5,941,667)
Change in fair value	(5,413,333)
Fair value as of September 30, 2021	$3,203,334

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$2,582	$2,582	$-	$-
U.S. Treasury Securities held in Trust Account	$287,556,002	$287,556,002	-	-
	$287,558,584	$287,558,584	$-	$-
Liabilities:
Public Warrant Liability	$5,941,667	$5,941,667	$-	$-
Private Warrant Liability	$3,203,334		$-	$3,203,334
	$9,145,000	$5,941,667	-	$3,203,334

Note 8 - Commitments and Contingencies

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

Note 9 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue a total of 10,000,000 preferred shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 320,000,000 Class A common shares at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were 2,628,740 and 0 Class A common stock issued and outstanding, excluding 26,121,260 and 0 Class A common stock subject to possible redemption, respectively.

Class B Common Stock - The Company is authorized to issue a total of 20,000,000 Class B common shares at par value of $0.0001 each. In November 2020, the Company’s initial stockholders purchased an aggregate of 7,187,500 founder shares for a capital contribution of $25,000. The founder shares include an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. Because of the underwriters’ fully exercise of the over-allotment option on February 2, 2021, 937,500 shares are no longer subject to forfeiture. At September 30, 2021 and December 31, 2020, there were 7,187,500 Class B common shares (the “Founder Shares”) issued and outstanding.

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

Note 10 - Subsequent Events

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting an initial business combination.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

 For the three months ended September 30, 2021, we had net income of $1,738,856, which consisted of $23,672 in interest earned on marketable securities held in the Trust Account, and $16 in bank interest income, and $3,149,167 in unrealized gain on change in fair value of warrants, offset by $1,433,999 in operating costs which included accrued professional expenses for identifying targets, pursuing discussions with potential acquisition candidates, due diligence of prospective business combination partners and initial negotiations regarding deal terms for potential transactions.

For the nine months ended September 30, 2021, we had net income of $2,932,458, which consisted of $58,584 in interest earned on marketable securities held in the Trust Account, and $43 in bank interest income, and $5,413,333 in unrealized gain on change in fair value of warrants, offset by $1,433,999 in operating costs and $530,059 of warrant issuance costs.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.2 million in our operating bank account, and working capital of approximately $0.18 million.

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

The Company also subsequently entered into a promissory note with the Sponsor on November 19, 2021 pursuant to which the Company may draw down capital to fund its working capital needs or in connection with the initial business combination, up to a total principal amount in aggregate of up to $750,000. The Sponsor has also informally agreed to commit additional funding as and if necessary and agreed with the Company of up to $250,000 upon similar terms and conditions as the foregoing promissory note.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness which exists in our internal control over financial reporting (i) as previously reported in our controls and procedures for prior periods and disclosed in our Quarterly Report(s) on Form 10-Q as filed with the SEC on May 24, 2021, and (ii) as a result of issues related to classification of redeemable common stock and the related restatements of our February 2, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable common stock (as further described below in this Item 4). In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements to the Mach 31, 2021 and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as filed with the SEC on May 24, 2021 and August 20, 2021, respectively, as well as the Company’s balance sheet included on the Company’s Form 8-K, as filed with the SEC on February 28, 2021, and restated on the Form 10-Q filed with the SEC on May 24, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, except as set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on February 1, 2021 and the Company’s quarterly report on Form 10-Q for the quarter March 31, 2021 as filed with the SEC on May 24, 2021.

The Company’s disclosure controls and procedures are not effective, due to material weakness which exists in our internal control over financial reporting.

The Company’s management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness which exists in our internal control over financial reporting (i) as previously reported in our controls and procedures for prior periods and disclosed in our Quarterly Report(s) on Form 10-Q as filed with the SEC on May 24, 2021, and (ii) as a result of issues related to classification of redeemable common stock and the related restatements of our February 2, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable common stock.

The material weakness in our internal control over financial reporting may result in inaccurate financial reporting and incorrect financial statements

Due to the material weakness in our internal control over financial reporting, we cannot provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our material weakness in our internal control over financial reporting is a deficiency in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses could result in a misstatement of substantially all accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

The Company’s prior financial statements should not be relied upon, due to material misstatements in the Company’s prior financials

In the Company’s previously issued financial statements, a portion of the Class A common stock was classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial Business Combination only if the Company has net tangible assets of at least $5,000,001. Thus, the company has historically classified a portion of Class A common stock in permanent equity to satisfy the $5,000,000 net tangible asset requirement.

However, in light of recent comment letters issued by the SEC to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A common stock. Upon re-evaluation, management determined that the Class A common stock include certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial Business Combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to the previously presented financial statements and those previously issued financial statements should no longer be relied upon. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to report all Class A common stock as temporary equity. As such the Company is reporting these restatements to those periods in this Quarterly Report.

Regarding the restatements to the Mach 31, 2021 and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as filed with the SEC on May 24, 2021 and August 20, 2021, respectively, as well as the Company’s balance sheet included on the Company’s Form 8-K, as filed with the SEC on February 28, 2021, and restated on the Form 10-Q filed with the SEC on May 24, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Promissory Note, dated November 19, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 22, 2021	CLARIM ACQUISITION CORP.

	By:	/s/ James F. McCann
James F. McCann
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: November 22, 2021	By:	/s/ Jaymin Patel
Jaymin Patel
Chief Financial Officer, President and Director
(Principal Financial Officer)