Form 10-K
period 2021-12-31
Clarim Acquisition Corp.
filed 2022-04-15
CIK 1831937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39954

CLARIM ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 East 44th Street, 18th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 636-7925

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of Class A Common Stock, par value $0.0001 per share	CLRM	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock for $11.50 per share	CLRMW	The Nasdaq Stock Market LLC
Units, each consisting of one share of Class A Common Stock and one-third of one Redeemable Warrant	CLRMU	The Nasdaq Stock Market LLC

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

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on June 30, 2021, as reported on The Nasdaq Capital Market was $277,437,500.

As of April 14, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share and 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A common stock” are to our Class A common stock, par value $0.0001 per share;

●	“Class B common stock” are to our Class B common stock, par value $0.0001 per share;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“directors” are to our current directors named in this Report;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock held by our initial stockholders prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on February 2, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered accounting firm;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers of our private placement warrants or executive officers or directors (or permitted transferees);

●	“Registration Statement” are to the Form S-1 initially filed with the SEC on January 13, 2021, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Clarim Partners, LLC, a Delaware limited liability company; James F. McCann, our Chairman and Chief Executive Officer is the managing member of our sponsor;

●	“trust account” are to the trust account in which an amount of $287,500,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants;

●	“we,” “us,” “Company” or “our Company” are to Clarim Acquisition Corp.;

●	“working capital loans” are to the funds our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan to us, as may be required, in order to finance transaction costs in connection with an initial business combination;

●	“Working Capital Note I” are to the unsecured promissory note, dated November 19, 2021 in the amount of up to $750,000 we issued to our sponsor; and

●	“Working Capital Note II” are to the unsecured promissory note, dated March 31, 2022 in the amount of up to $600,000 we issued to our sponsor.

PART I

Item 1. Business.

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

Initial Public Offering

On February 2, 2021, we consummated our initial public offering of 28,750,000 units. Each unit consists of one share of Class A common stock, and one-third of one public warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $287,500,000 to us.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 5,166,667 private placement warrants to our sponsor at a purchase price of $1.50 per private placement warrant, generating gross proceeds of $7,750,000.

A total of $287,500,000, comprised of $281,750,000 of the proceeds from the initial public offering (which amount includes $10,062,500 of the underwriter’s deferred discount) and $5,750,000 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account maintained by Continental acting as trustee.

We must complete our initial business combination by February 2, 2023. If our initial business combination is not consummated by February 2, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

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

E-commerce is a highly attractive industry with a large and growing total addressable market that is still in its early growth phase. With the advent of COVID-19, consumer adoption of e-commerce has accelerated, creating opportunities for sponsors with industry experience to capitalize. Technology advancements such as 5G connectivity and cloud computing are also increasing digital transformation and adoption in many consumer businesses, driving further growth. In addition, supply chain digitization presents opportunities for B2B to become B2B2C in many consumer-facing businesses.

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

Our management team and board have extensive experience building, advising and investing in companies operating in the same ecosystem as many of the companies in our target sector. We leverage our embedded relationships and network of peers in the consumer technology space to quickly engage with potential acquisition targets. We believe our set of experiences building e-commerce business models and operations will be viewed as a strategic asset to both founders and private equity-backed companies in our target universe. Mr. McCann’s experience founding 1-800-Flowers.com and transforming the business into a household e-commerce brand generating over $2.1 billion in annual sales (for fiscal year ended June 28, 2021) puts him in a unique position to advise other founders in the e-commerce sector looking to reach the public markets.

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

●	Extensive Operating Experience in E-Commerce Businesses: Our management team and board, especially Mr. McCann and Mr. Patel, have extensive operational experience serving in leadership positions for high-growth public and private companies, particularly e-commerce businesses. The team has expertise in numerous operational areas, including but not limited to: (i) consumer marketing; (ii) customer acquisition cost analysis; (iii) omni-channel customer delivery and service experience; (iv) consumer brand building; (v) technology platform development; (vi) merger integration; (vii) human resource recruitment, training and management; (viii) large scale data center management and high speed transaction processing; and (ix) product line extension and innovation. This expertise will be highly valuable for identifying categories and companies with under-optimized operations and rapidly scaling the business, as well as for potential targets to understand their own customers and acquire them efficiently to unlock growth.

●	Deep Experience in Corporate Finance and Capital Markets Coupled with a Strong Network: Our management team and board, especially Mr. Glass and Mr. Stamoulis, have deep experience in capital markets, M&A and corporate finance. Mr. Glass and Mr. Stamoulis also have significant experience investing in consumer, retail and technology companies relevant to our strategic areas of focus. In addition, through their combined experience, both Mr. Glass and Mr. Stamoulis have developed extensive relationships across leading M&A investment banks and private equity sponsors. With their collective experience, we believe Mr. Glass and Mr. Stamoulis will help us search for target businesses and complete an initial business combination.

●	Significant Public Equity Capital Markets Experience: Our management team and board bring decades of “best-practice” know-how to assist the target company’s success as a public company, providing guidance around (i) investor relations, (ii) equity research, (iii) introductions to institutional investor funds, (iv) capitalization, and (v) corporate governance. Mr. McCann, our Chairman and CEO, successfully took 1-800-Flowers.com (NASDAQ:FLWS) public in 1999 and has led the company as a public entity for more than 20 years. In addition, as a private investor and through affiliated partnerships, Mr. Glass has significant experience investing in current and formerly public consumer, technology and retail companies, including A.T. Cross (NASDAQ:ATX), Aaron’s (NYSE:AAN), Charming Shoppes (NASDAQ:CHRS), JDA Software (NASDAQ:JDAS), Michaels Stores (NASDAQ:MIK), TravelCenters of America (NASDAQ:TA) and ValueClick (NASDAQ:VCLK), among others.

●	Attractive Industry Dynamics for SPAC Success: In the current environment, there is growing investor demand for companies which have (i) a direct relationship with their customers, (ii) the ability to efficiently market to and grow their customer base and (iii) a high-growth rate and clear path to profitability. Our target verticals are ripe for consolidation with few large-cap companies and thousands of sub-scale companies.

●	Founder Friendly Platform for Growth: The management team provides operational expertise and capital to accelerate the target’s organic growth initiatives such as (i) optimization of marketing strategies, (ii) operational improvements and (iii) new product development, among others. Our management team and board have the experience and track record to successfully integrate add-on acquisitions, bringing private equity sponsor-like support without micromanaging or controlling the business.

●	Transaction Expertise with Access to Proprietary Deal Flow: Having operated and invested in consumer, technology and e-commerce companies across their corporate life cycles, our management team and board have developed deep relationships with large multi-national organizations and leading private and public equity investors. Our team has a strong track record of building proprietary deal flow and identifying and executing successful M&A transactions. We believe our reputation and relevant experience will likely make us a preferred partner for potential targets.

Acquisition Criteria

Consistent with our core investment principles and business strategy, we expect to identify high-quality companies that have a number of the characteristics enumerated below. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to complete our initial business combination with a target business that does not meet all of these criteria. We seek to acquire companies that have the following characteristics:

●	Predictable and stable business with an enterprise value of $500 million and above: We seek companies that we expect to produce predictable growth over the long-term. In general, we seek companies that have an enterprise value in excess of $500 million;

●	Strong consumer platform that can be enhanced by our management team’s prior experience: We seek companies that we can successfully develop and operate by utilizing our management team’s prior history of successfully operating consumer-facing e-commerce businesses. We expect to integrate our Management Team’s institutional knowledge of operating e-commerce platforms to develop a company’s omni-commerce capabilities and ultimately deliver exceptional shareholders returns over the long run;

●	Limited exposure to extrinsic factors that we cannot control: We seek companies that are not materially affected by macroeconomic factors, commodity prices, regulatory risks, interest rate volatility and/or cyclical risk;

●	Attractive valuation: We seek companies at an attractive valuation relative to their long-term intrinsic value and the current public markets;

●	Exceptional management team and governance: We seek companies that have trustworthy management teams that are looking for a partner with our expertise and experience. We may also seek companies that are founder-led that could benefit from Mr. McCann’s deep knowledge of family-led businesses.

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

Initial Business Combination

Nasdaq rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed initial business combination will provide public stockholders with our analysis of our satisfaction of the 80% fair market value test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, but if the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a seeking stockholder approval or conducting a tender offer, as applicable. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. If we are no longer listed on Nasdaq, we would not be required to satisfy the above-referenced fair market value test.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target business or issue a substantial number of new shares to third- parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test.

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

Financial Position

With funds available for an initial business combination, in the amount of $277,529,527.56 as of December 31, 2021, after payment of $10,062,500 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts raised in our initial public offering and held in the trust account. In addition, we are targeting businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our initial public offering. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. Our amended and restated certificate of incorporation provides that, following our initial public offering and prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate an initial business combination beyond February 2, 2023 or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.

Sources of Target Businesses

Target business candidates have been and continue to be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses are brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and its affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows, conferences or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. We may engage professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a business combination transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by us prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of us representing a majority of the voting power of all outstanding shares of capital stock of us entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 10,781,251, or 37.5% (assuming all outstanding shares are voted), or 1,796,876, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 28,750,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. We intend to give not less than 10 days’ nor more than 60 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until February 2, 2023, to complete our initial business combination. If we are unable to complete our initial business combination by February 2, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by February 2, 2023. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by February 2, 2023.

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

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to enter into an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us, and will only enter into an agreement with such third party if our management believes that such third party’s engagement would be in the best interests of us under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum and the underwriters of the offering will not execute agreements with us waiving such claims to the monies held in the trust account.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside the trust accounts ($750,000 as of immediately after our initial public offering (after payment of expenses associated with our initial public offering), with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. Because the offering expenses of our initial public offering (excluding underwriting commissions) were less than our estimate of $1,250,000, the amount of funds we intended to hold outside the trust account increased by approximately $51,206.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination February 2, 2023, may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by February 2, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by February 2, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following February 2, 2023, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 2, 2023 or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by February 2, 2023, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Periodic Reporting and Financial Information

Our units, shares of Class A common stock, and warrants are registered under the Exchange Act, and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	On April 12, 2021, the SEC issued a statement with respect to the accounting for warrants issued by special purpose acquisition companies, resulting in us determining that the fair value of our warrants should be reclassified as a warrant liability on our balance sheet as of February 2, 2021. The reclassification and its impact on our balance sheet may be material;

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between us and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the initial business combination;

●	our financial performance following an initial business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●

if we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●

If the funds held outside of our trust account are insufficient to allow us to operate until at least February 2, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●

our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for liquidating if we are unable to complete an initial business combination by February 2, 2023; and

●

our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of military conflict in Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement, our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on April 15, 2021, as amended, our Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the SEC on May 24, 2021, as amended, and our Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the SEC on November 22, 2021, as amended.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 155 East 44th St., 18th Floor, New York, NY 10017, and our telephone number is (917) 636-7925. Our executive offices are currently provided to us by an affiliate of certain members of our management team. We pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols “CLRMU”, “CLRM” and “CLRMW,” respectively. Our units commenced public trading on January 29, 2021, and our public shares and public warrants commenced separate public trading on March 22, 2021.

(b) Holders

On April 14, 2022, there was one holder of record of our units, one holder of record of our shares of Class A common stock and two holders of record of our warrants.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Recent Developments

We issued the Working Capital Note II, an unsecured promissory note, dated March 31, 2022, in the amount of up to $600,000, to our sponsor. The proceeds of such promissory note will be used for costs in connection with our initial business combination or as general working capital. The Working Capital Note II is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the initial business combination is consummated and (ii) the date of our liquidation.

Upon the consummation of the initial business combination, the outstanding amount under the Working Capital Note II shall automatically convert into that number of warrants of the Company or our successor entity (the “Conversion Warrants”), equal to: (x) the outstanding amount of the Working Capital Note II being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants will be entitled to registration rights, as described in our registration rights agreement with certain other parties thereto on January 28, 2021.

Results of Operations

Our entire activity since inception up to December 31, 2021 relates to our formation, the initial public offering and, since the closing of the initial public offering, a search for an initial business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the year ended December 31, 2021, net income (loss) was $2,465,392 which consisted of $5,265,833 from the change in the fair value of warrants, $89,794 in interest earned on marketable securities held in the Trust Account, offset by $530,059 in warrant issuance costs, and $2,360,223 in operating costs (which included approximately $1,223,799 for accrued professional expenses for identifying targets, pursuing discussions with potential acquisition candidates, due diligence of prospective business combination partners and initial negotiations regarding deal terms for potential transactions.)

For the period from November 4, 2020 (inception) through December 31, 2020, we had net loss of $1,430 which consisted of operating costs.

Liquidity, Capital Resources and Going Concern Considerations

As of December 31, 2021, we had $107,125 in our operating bank account, and a working capital deficit of $781,585 including franchise tax payable of $200,000.

Prior to the completion of the initial public offering, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the sponsor of $112,942. We paid 112,500 on the note to the sponsor on February 11, 2021. Subsequent to the consummation of the initial public offering and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loans.

We also issued two promissory notes with the sponsor on November 19, 2021 and March 31, 2022, respectively, pursuant to which we may draw down capital to fund our working capital needs or in connection with our initial business combination, up to a total principal amount in aggregate of up to $1,350,000. The sponsor has also informally agreed to commit additional funding as and if necessary and agreed with us of up to $500,000 upon similar terms and conditions as the foregoing promissory note.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of an initial business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

However, as of the date of this Report, the Company is within 12 months of its mandatory liquidation date of February 2, 2023. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2023.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

The underwriters of the initial public offering are entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $10,062,500, upon the completion of our initial business combination subject to the terms of the underwriting agreement. The deferred underwriting commission will be waived by the underwriters in the event that we do not complete an initial business combination.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). Our common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of our balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Common stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 potential common stock for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met.

Offering Costs associated with the Initial Public Offering

We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the initial public offering.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. We apply this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved.

Further, Section102 (b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Factors That May Adversely Affect Our Results Of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on November 4, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-15 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective as of December 31, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter of 2021 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting. In light of the material weakness described above, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
James F. McCann	70	Chairman and Chief Executive Officer
Jaymin Patel	54	President, Chief Financial Officer and Director
Russell Glass	59	Vice Chairman
Paul Stamoulis	50	Executive Vice President
Maria Pinelli	59	Independent Director
Daniel Neely	45	Independent Director
Kerry Washington Asomugha	45	Independent Director

The experience of our directors and executive officers is as follows:

James F. McCann has served as our Chairman and Chief Executive Officer since our inception. He has served as chairman of 1-800-Flowers.com (NASDAQ:FLWS), a leading provider of gifts for all important occasions, since 2016. Mr. McCann founded 1-800-Flowers.com in 1976 and served as the company’s CEO until 2016. As the founder, CEO and chairman of 1-800-Flowers.com, Mr. McCann built a leading e-commerce business with approximately $2.1 billion in annual sales (for fiscal year ended June 28, 2021), which serves more than 9 million customers and distributes over 20 million gifts annually. Under his leadership 1-800-Flowers.com completed 16 acquisitions with a cumulative enterprise value in excess of $600 million. Mr. McCann has built 1-800-Flowers.com as a family-led company and has a deep understanding of those matters related to a family-run business. Mr. McCann has served as a director on the Board of International Game Technology PLC (NYSE:IGT) since 2015; as a director on the Board of Amyris Inc. (NASDAQ:AMRS) since 2019; and as a trustee on the John Jay College Foundation Board of Trustees since 2012. Mr. McCann served as chairman of the Board of Willis Towers Watson (NASDAQ:WLTW) from 2004 to 2019, successfully overseeing the $18 billion merger between Willis and Towers Watson in 2015, and he served as a director on the Board of the New York Mets from 2012 to 2020. Over a 40-year period, Mr. McCann has developed a broad and extensive relationship network across the consumer space. Mr. McCann graduated from City University of New York (John Jay College) with a B.A. in Psychology. We believe that Mr. McCann is well-qualified to serve as a director due to his extensive experience in consumer-facing e-commerce, which makes us well suited to identify, source, negotiate and execute an initial business combination.

Jaymin Patel has served as our President and Chief Financial Officer since January 2021, and as a Director since our inception. He served as the president, CEO and Board Member of Brightstar Corporation (“Brightstar”), a $10+ billion SoftBank global wireless device services company, from 2015 to 2018. While at Brightstar, Mr. Patel led a major restructuring effort, helped significantly decrease global SG&A, adopted new technology architecture, delivered positive FCF and introduced new lines of business including financial services offerings. Prior to that, Mr. Patel served as president and CEO of GTECH Corporation (now IGT) from 2008 to 2015, president and COO in 2007 and CFO of GTECH Holdings Corporation from 2000 to 2006 (NYSE:GTK), where he led the sale of GTECH to Lottomatica SPA in an almost $5 billion all-cash transaction resulting in approximately 700% total return to shareholders between 2000 and 2006 and continued served as CFO of Lottomatica SPA from 2006 to 2007 (Milan:LTO.MI). Mr. Patel also served on the Board and Executive Committee of GTECH SPA (Milan:GTK.MI) from 2007 to 2015. During his time as an executive and Board Member at GTECH/Lottomatica, Mr. Patel worked closely with Mr. McCann in his capacity as a board member. Additionally, Mr. Patel served on the board of directors of Willis Tower Watson, a leading global advisory, broking and solutions company, from 2013 to January 2022, where he served alongside Mr. McCann until Mr. McCann’s departure in 2019. Mr. Patel has also served on the Board of Directors of Rip Van, a provider of healthy waffles, since 2017; as executive chairman of Cloud Agronomics, a provider of real-time analytics and predictive insights on soil organic carbon, since 2019. Since 2021, Mr. Patel serves on the Board of Bally’s Corporation (NYSE: BALY), an owner and operator of casinos, racetracks and OTB licenses. In addition, since February 2022, he also serves on the Board of SpartanNash Company (NASDAQ: SPTN). Mr. Patel is a Chartered Accountant and started his career with PWC in London. Mr. Patel graduated from Birmingham City University (formerly, Birmingham Polytechnic, UK) with a B.A. (Hons.) in Accountancy. We believe that Mr. Patel is well qualified to serve as a director, due to his prior experience as a public company director and officer.

Russell Glass has served as our Vice Chairman since January 2021, and is the founder of RDG Capital and affiliates (2005 – present) with experience in investment banking, private equity and public securities investment. Mr. Glass previously served as the president of Icahn Associates Corporation (1998 – 2002), a multi-billion-dollar investment holding company which manages a diversified portfolio of investments in various industry sectors. His prior experience includes M&A, investment banking and fund management with Kidder Peabody & Co. (1984 – 1986), Premier Partners (1988 – 1996), Princeford Capital (2009 – 2014), Ranger Partners (2002 – 2003), Relational Investors (1996 – 1998), and L.F. Rothschild, Unterberg, Towbin. As a private investor and through affiliated investment partnerships, Mr. Glass has held stock ownership interests in numerous publicly traded companies. He has also been an investor in venture capital and private equity. In addition, Mr. Glass has had prior executive experience as the CEO of Cadus Corporation (NASDAQ: KDUS) (2000 – 2003) and the vice chairman of Lowestfare.com and Global Discount Travel Services (1998 – 2002). He has also served as a director of numerous public and private companies, including Automated Travel Systems, Axiom Biotechnologies, Blue Bite, Cadus Corporation, Delicious Brands (NASDAQ:DBSI), Lowestfare.com, National Energy Group (NASDAQ:NEGI) and Next Generation Technology Holdings (NASDAQ:NGTH). He is currently a director of A.G. Spanos Corporation and Safeguard Scientifics Inc. (NYSE:SFE), an investment holding company with ownership stakes in consumer, healthcare and financial technology companies. Mr. Glass served as a board member of the Council for Economic Education for which he had been the benefactor of the Russell D. Glass Scholarship Award for Individual Achievement in Economics. Mr. Glass has been a guest lecturer at Columbia Business School. He is a former co-owner of the New York Mets. He graduated from Princeton University with a B.A. in Economics and received his M.B.A from Stanford Graduate School of Business.

Paul Stamoulis has served as our Executive Vice President since November 2020, and has served as managing partner and co-founder of Clarim Holdings, Mr. McCann’s private family office, since 2018. Mr. Stamoulis also serves as board member and chief operating officer of Clarim Holdings’ controlled companies (Worth Acquisition Group, LLC, Techonomy Media Corp. and Clarim Media, LLC), chief investment officer of Clarim Holdings’ Investments and family investment committee member at Clarim Holdings. Prior to that, Mr. Stamoulis served as a board member of KapitalWise, a provider of technology solutions for financial institutions, since 2015. Prior to that, from 2004 – 2015, Mr. Stamoulis served as managing director at Scotiabank, in the Global Banking and Markets team, most recently serving as global head of Fixed Income Origination. While at Scotiabank, Mr. Stamoulis led the bank’s efforts across Debt Capital Markets (Investment Grade, High Yield, EM & Private Placements), Corporate Derivatives (IRS, CCIRS, Equity and Credit) and Securitization markets, overseeing 75+ global staff across 12 teams completing over 1,000 corporate financings/transactions. He also served as a director of Scotia Capital (USA) Inc. as well as a member of the U.S. Strategic and Underwriting Committees. Prior to that, Mr. Stamoulis served as a director at TD Securities from 1994 – 2004, where he completed over 200 corporate finance & M&A transactions, representing over $15 billion in the technology, media and telecommunications sector. Mr. Stamoulis graduated from St. Anselm College with a B.A. in Business and Finance.

Maria Pinelli has served as one of our directors since January 2021. Ms. Pinelli was the global vice chair of Ernst & Young LLP (EY) from 2011 to 2017 and led EY’s Global Strategic Growth Business unit with a focus on serving entrepreneurs, private and public companies poised for exponential growth. For this multi-billion dollar business, Ms. Pinelli led EY’s efforts across all business sectors overseeing the Americas, Europe, Middle East, India, Africa, Asia Pacific and Japan regions covering over 150 countries. Prior to leading this global business of EY, Ms. Pinelli was EY’s America’s director of strategic growth markets from 2006 to 2011. In this role, Ms. Pinelli led a team of over 5,000 professionals serving high growth private, public and private equity backed businesses. As a recognized expert commentator on the trends that are driving global activity in the IPO market, entrepreneurship and innovation, and economic growth, Ms. Pinelli testified as an expert before the subcommittee of the US House Financial Services Committee on the US competitiveness and global IPO trends and capital raising. Following her global role, from 2011-2017 Ms. Pinelli led EY’s Consumer Products and Retail sector in the US Southeast. Ms. Pinelli is a certified public accountant in Canada and the United Kingdom, and prior to her EY Global and America’s role, she was a lead client service partner serving significant clients in the technology, consumer and retail sectors. She was involved in multiple IPOs and strategic transactions over her career. Ms. Pinelli’s community support for entrepreneurship includes her previous roles as chair of the Network for Teaching Entrepreneurship, as a member of the World Economic Forum Global Growth Company Advisory Committee and her corporate, government and entrepreneurial support for innovation and entrepreneurs. She is also a Board Member, Chair of the Audit Committee of Archer Aviation, Inc. (NYSE:ACHR), International Gaming Technology (NYSE:IGT) and is a Board Member of Globant, SA (NYSE: GLOB). We believe that Ms. Pinelli is well-qualified to serve as a director and financial expert due to her leadership, global network and extensive experience in advising exponential growth companies.

Daniel Neely has served as one of our directors since January 2021. In 2006, Mr. Neely founded Networked Insights, a social media and analytics company, where he remained CEO until 2017, when the company was acquired by American Family Insurance (AFI). Post-acquisition, between January 2018 and October 2019, Mr. Neely remained as a member of the senior executive team of AFI. Since 2009, Mr. Neely has also been an investor in software, consumer products and media companies. We believe that Mr. Neely is well qualified to serve as a director, due to his prior success as a founder and because of his experience as an investor.

Kerry Washington Asomugha has served as one of our directors since March 2021. Washington is an actor, director, producer, and activist. In 2016, she founded and has since served as president of Simpson Street Productions, Inc., producing projects such as HBO’s Confirmation; Facebook Watch's Five Points; ABC's Emmy-winning Live in Front of a Studio Audience; Netflix's and the Broadway production of American Son; Magnolia’s The Fight and Hulu's Emmy-nominated series Little Fires Everywhere. Washington is currently producing and directing the Onyx Collective for Hulu series Reasonable Doubt and is set to produce and star in the Lionsgate action film Shadow Force later this year. In 2021, Kerry secured a deal with Audible to develop and produce for the Amazon-owned premium audio storytelling service. Washington’s acting credits include: The Prom, Little Fires Everywhere, American Son, Scandal, Confirmation, Cars 3, Django Unchained, Ray, The Last King of Scotland, Save the Last Dance and Netflix's upcoming The School for Good and Evil. Washington's most recent directing credits include: Scandal, SMILF, Insecure and Reasonable Doubt. Since 2013, Washington has served as a brand ambassador and creative consultant for Neutrogena. Previously collaborating on a nail product collection, Washington reunited with OPI this past year as an ambassador for the 40th Anniversary Campaign. Most recently, Washington participated in an Equity 101 campaign for Carta to increase education and awareness for equity ownership structures. Washington is a tireless crusader in advocating for equal rights for all people. This year, she was featured on the cover of Time Magazine for their inaugural Woman of the Year issue honoring leaders who are working towards a more fair and just world. Washington is the Founder of Influence Change, a strategic initiative that partners with high impact, non-profit organizations to increase voter turnout. She is also a co-chair of both Mrs. Obama's When We All Vote initiative and the Black Voices for Black Justice Fund, an organization dedicated to funding and amplifying voices of Black leaders helping build a more equitable America. In 2021, Washington partnered with the Movement Voter Project to launch the Vision Into Power Cohort, a 2-year program focused on providing 10 grassroots organizations with resources and storytelling support to scale their impact as they advocate for an equitable democracy. In 1998, she earned a bachelor’s degree from George Washington University. Washington is qualified to serve as a director due to her extensive business and consumer brand experience.

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

Each member of the audit committee is financially literate and our board of directors has determined that Maria Pinelli qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 14, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 35,937,500 shares of our common stock, consisting of (i) 28,750,000 shares of our Class A common stock and (ii) 7,187,500 shares of our Class B common stock, issued and outstanding as of April 14, 2022. On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Clarim Partners LLC (our sponsor) (2)	—	—	7,187,500	100%	20%
James F. McCann (2)	—	—	7,187,500	100%	20%
Russell Glass (3)	—	—	—	—	—
Jaymin Patel (3)	—	—	—	—	—
Paul Stamoulis (3)	—	—	—	—	—
Maria Pinelli (3)	—	—	—	—	—
Daniel Neely (3)	—	—	—	—	—
Kerry Washington Asomugha (3)	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	—	—	7,187,500	100%	20%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Clarim Acquisition Corp., 155 East 44th St., 18th Floor, New York, NY 10017.

(2)	Our sponsor is the record holder of such shares. James F. McCann is the sole member of our sponsor, and as such, he has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor.

(3)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In November 2020, our initial stockholders purchased an aggregate of 7,187,500 founder shares for a capital contribution of $25,000. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. Up to 937,500 founder shares were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option was exercised in full or in part. In connection with the underwriters’ full exercise of the over-allotment option on February 2, 2021, no founder shares were forfeited and 937,500 founder shares are no longer subject to forfeiture. The founder shares (including the Class A common stock issuable upon conversion thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Prior to the closing of our initial public offering, a portion of the offering expenses were paid from the proceeds of loans, an aggregate of up to $ 300,000, from our sponsor pursuant to a promissory note, which was non-interest bearing and payable on the earlier of (i) closing of our initial public offering, or (ii) June 30, 2021. The sponsor paid an aggregate of $112,942 under this loan and we repaid $112,500 of the loan to the sponsor on February 11, 2021. As of December 31, 2021, we had an outstanding balance of $442 under this loan.

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

On November 19, 2021, we issued a promissory note (the “Working Capital Note I”) of up to $750,000 to our sponsor. The Working Capital Note I was non-interest bearing and payable on the earlier of (i) February 2, 2023 or (ii) the date on which Company consummates the initial business combination. Upon the consummation of the initial business combination and without any further action by us or our sponsor, the outstanding amount under the Working Capital Note I will automatically convert into that number of warrants (the “Conversion Warrants”), equal to: (x) the outstanding amount of the Working Capital Note I being so converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants will be entitled to certain registration rights, as further described in the Working Capital Note I.

On March 31, 2022, we issued the Working Capital Note II, an unsecured promissory note, in the amount of up to $600,000, to our sponsor. The proceeds available of such promissory note will be used for costs in connection with our initial business combination or as general working capital. The Working Capital Note II is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the initial business combination is consummated and (ii) the date of our liquidation. Upon the consummation of the initial business combination, the outstanding amount under the Working Capital Note II shall automatically convert into that number of warrants of the Company or our successor entity (the “Conversion Warrants”), equal to: (x) the outstanding amount of the Working Capital Note II being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants will be entitled to registration rights, as described in our registration rights agreement with certain other parties thereto on January 28, 2021.

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

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with a company). Our board has determined that Maria Pinelli, Daniel Neely and Kerry Washington Asomugha are independent directors under applicable SEC and Nasdaq rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K for the respective periods and other required filings with the SEC for the year ended December 31, 2021 was $79,567 and it was $15,460 for the period November 4, 2020 (inception) to December 31, 2020. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2021 there was $25,000 in fees for the warrant valuation and restatement work. There were no fees for the period November 4, 2020 (inception) thru December 31, 2020.

Tax Fees. We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2021and for the period November 4, 2020 (inception) thru December 31, 2020.

All Other Fees. We did not pay Marcum for any other services for years ended December 31, 2021, and for the period from November 4, 2020 (inception) thru December 31, 2020.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

CLARIM ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 688)	F-2

Financial Statements:

Balance Sheets as of December 31, 2021 and December 31, 2020	F-3

Statement of Operations for the year ended December 31, 2021 for the period from November 4, 2020 (inception) through December 31, 2020	F-4

Statement of Changes in Stockholder’s Equity (Deficit) for the year ended December 31, 2021 and for the period from November 4, 2020 (inception) through December 31, 2020	F-5

Statement of Cash Flows for the year ended December 31, 2021 and for the period from November 4, 2020 (inception) through December 31, 2020	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Clarim Acquisition Corp.

Opinion on the Financial Statement

We have audited the accompanying balance sheets of Clarim Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from November 4, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statements presents fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the result of its operations and its cash flow for the year ended December 31, 2021 and for the period from November 4, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by February 2, 2023, the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result for the outcome to this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

April 15, 2022

CLARIM ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets
Current asset:
Cash	$107,125	$—
Prepaid expenses	392,500	—
Deferred offering costs	—	106,575
Total current assets	499,625	106,575
Prepaid expenses, non-current	31,185	—
Cash and securities held in Trust Account	287,589,794	—
Total Assets	$288,120,604	$106,575

Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs and expenses	$332,927	$1,430
Accrued franchise tax	200,000	—
Due to related party	8,000	—
Promissory note – related party	442	81,575
Accrued professional fees	739,841	—
Total current liabilities	1,281,210	83,005
Warrant liability	9,292,500	—
Deferred underwriting discount	10,062,500	—
Total liabilities	20,636,210	83,005

Commitments and Contingencies (see Note 7)
Redeemable Common Stock
Class A common stock subject to possible redemption, 28,750,000 shares and no shares at redemption value of $10.00 as of December 31, 2021 and December 31, 2020, respectively	287,500,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 320,000,000 shares authorized; no shares issued (excluding 28,750,000 redeemable shares)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of December 31, 2021 and December 31, 2020	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(20,016,325)	(1,430)
Total stockholders’ equity (deficit)	(20,015,606)	23,570
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)	$288,120,604	$106,575

The accompanying notes are an integral part of these financial statements.

CLARIM ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from November 4, 2020 (inception) through December 31, 2020

Operating costs	$2,360,223	$1,430
Loss from operations	(2,360,223)	(1,430)

Other income (expense)
Decrease in fair value of warrants	5,265,833	—
Trust interest income	89,794	—
Bank interest income	47	—
Warrant issuance costs	(530,059)	—
Total other income	4,825,615	—

Net income (loss)	$2,465,392	$(1,430)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	26,229,452	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.07	$—
Basic and diluted weighted average shares outstanding, Class B, non-redeemable common stock	7,105,308	6,250,000
Basic and diluted net income (loss) per share, Class B, non-redeemable common stock	$0.07	$(0.00)

The accompanying notes are an integral part of these financial statements.

CLARIM ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2021 AND

 FOR THE PERIOD FROM NOVEMBER 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 20202

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of November 4, 2020 (inception)	—	—	—	—	—
Class B common stock issued to sponsor	7,187,500	$719	$24,281	$—	$25,000
Net loss	—	—	—	(1,430)	(1,430)
Balance as of December 31, 2020	7,187,500	719	24,281	(1,430)	23,570
Excess of proceeds over fair value of private placement warrants	—	—	2,583,333	—	2,583,333
Remeasurement of Class A common stock under ASC 480-10-S99	—	—	(2,607,614)	(22,480,287)	(25,087,901)
Net income	—	—	—	2,465,392	2,465,392
Balance as of December 31, 2021	7,187,500	$719	$—	$(20,016,325)	$(20,015,606)

The accompanying notes are an integral part of these financial statements.

CLARIM ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from November 4, 2020 (inception) through December 31, 2020

Cash flows from operating activities:
Net income (loss)	$2,465,392	$(1,430)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Warrant issuance costs	530,059	—
Decrease in fair value of warrants	(5,265,833)	—
Interest earned on cash and marketable securities held in Trust Account	(89,794)	—
Changes in current assets and liabilities:		—
Prepaid expenses	(423,685)	—
Accrued professional fees	739,841	—
Accrued offering costs and expenses	531,497	1,430
Due to related party	8,000	—
Net cash used in operating activities	(1,504,523)	—

Cash Flows from Investing Activities:
Investment held in Trust Account	(287,500,000)	—
Net cash used in investing activities	(287,500,000)	—

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ fees	281,750,000	—
Proceeds from private placement warrants	7,750,000	—
Repayment to promissory note to related party	(112,500)	—
Payments of offering costs	(275,852)	—
Net cash provided by financing activities	289,111,648

Net change in cash	107,125	—
Cash, beginning of the period	—	—
Cash, end of the period	$107,125	$—

Supplemental disclosures of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$10,062,500	$—
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000
Offering costs paid by Sponsor loan	$31,367	$81,575
Initial fair value of warrant liability	$14,558,333	—

The accompanying notes are an integral part of these financial statements.

CLARIM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

Organization and General

Clarim Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on November 4, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from November 4, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO, incur reasonable business expenses to affect a Business Combination and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is Clarim Partners, LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on January 28, 2021 (the “Effective Date”). On February 2, 2021, the Company consummated the IPO of 28,750,000 units, including 3,750,000 units pursuant to the exercise of the underwriters’ over-allotment option in full, (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note 3 and Note 7.

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

Trust Account

Following the closing of the IPO on February 2, 2021, $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account, which may only be invested in U.S. “government securities”, within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s Business Combination, (b) the redemption of any shares of the Company’s Class A common stock sold in the IPO (the “public shares”) properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if it does not complete its initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”) or (ii) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which would have priority over the claims of the Company’s public stockholders.

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

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

If the Company is unable to complete its Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their shares of the Company’s Class B common stock and shares of Class A common stock issued upon conversion thereof (the “founder shares”) and public shares in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with a Business Combination or to redeem 100% of the public shares if the Company does not complete the Business Combination within the Combination Period or (B) with respect to any other material provisions relating to stockholder’s rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the Business Combination within the Combination Period, and (iv) vote any founder shares held by them and any public shares purchased during or after the Proposed Public Offering (including in open market and privately-negotiated transactions) in favor of the Company’s Business Combination.

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

Liquidity, Capital Resources and Going Concern Considerations

As of December 31, 2021, the Company had $107,125 in its operating bank account, and a working capital deficit of $781,585, including franchise tax payable.

Prior to the completion of the initial public offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $112,942 (see Note 5). The Company repaid $112,500 on the note to the Sponsor on February 11, 2021. Subsequent to the consummation of the initial public offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account and promissory notes (see Note 5).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

On November 19, 2021 and March 31, 2022, the Company issued two promissory notes with the Sponsor, pursuant to which the Company may draw down capital to fund its working capital needs or in connection with the Business Combination, up to a total principal amount of $1,350,000. The Sponsor has also informally agreed to commit additional funding, as and if necessary, of up to $500,000 upon similar terms and conditions as the foregoing promissory note. At December 31, 2021, no amounts have been drawn against this promissory note. Subsequent to December 31, 2021, the company borrowed $300,000 under these promissory notes (see Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or February 2, 2023. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

However, as of the date of this Report, the Company is within 12 months of its mandatory liquidation date of February 2, 2023. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2023.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of December 31, 2021 due to the short maturities of such instruments.

The Company’s warrant liability for the private placement warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified as level 3. See Note 6 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

 •

	For the year ended December 31, 2021		For the period from November 4, 2020 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per stock:
Numerator:
Allocation of net income (loss)	$1,939,893	525,499	$—	$(1,430)

Denominator:
Weighted-average shares outstanding	26,229,452	7,105,308	—	6,250,000

Basic and diluted net income (loss) per share	$0.07	0.07	$—	$—

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the initial public offering.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the 9,583,333 Public Warrants (Note 3) and 5,166,667 Private Placement Warrants (Note 4) as liability-classified instruments which are fair valued at each reporting date.

Income Taxes

The Company accounts for income taxes (see Note 9) under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 - Initial Public Offering

Pursuant to the IPO on February 2, 2021, the Company sold 28,750,000 Units, including 3,750,000 Units pursuant to the exercise of the underwriters’ over-allotment option in full, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

As of December 31, 2021, the common stock reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$287,500,000
Less:
Proceeds allocated to Public Warrants	(9,391,667)
Issuance costs allocated to Class A common stock	(15,696,235)
Plus:
Remeasurement of Class A common stock to redemption value	25,087,901
Interest income	—
Contingently redeemable common stock	$287,500,000

Public Warrants

Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described adjacent to the caption “Redemption of warrants when the price per share of Class A common Stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its Business Combination, and will expire five years after the completion of the Company’s Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Note 4 - Private Placement

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

The Company’s Sponsor has agreed to (i) waive its redemption rights with respect to the founder shares and public shares in connection with the completion of the Company’s Business Combination, (ii) waive its redemption rights with respect to the founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with a Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its Business Combination within the Combination Period or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, (iii) waive its rights to liquidating distributions from the Trust Account with respect to the founder shares if the Company fails to complete its Business Combination within the Combination Period, although the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any public shares it holds if the Company fails to complete the Business Combination within the Combination Period, and (iv) vote any founder shares held by the Sponsor and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the Company’s Business Combination.

Note 5 - Related Party Transactions

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

With certain limited exceptions, the founder shares are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of the Company’s Business Combination or (B) subsequent to the Company’s Business Combination, (x) if the reported closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s Business Combination or (y) the date, following the completion of the Company’s Business Combination, on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Due to Related Party

At December 31, 2021, the due to related party (balance of $8,000) represents unreimbursed travel expenses payable to management.

Promissory Note - Related Party

The Company’s Sponsor agreed to loan or fund offering costs on behalf of the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. The Sponsor paid an aggregate of $112,942 under this loan and the Company repaid $112,500 of the loan to the Sponsor on February 11, 2021. As of December 31, 2021, the Company had an outstanding balance of $442 under this loan.

On November 19, 2021, the Company entered into a promissory note of up to $750,000 with the sponsor. Under its terms and conditions, the Company may request up to five (5) drawdowns of up to $150,000 in each instance (maximum of $750,000 in aggregate) for costs reasonably related to the Company’s ongoing working capital needs and/or in order to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, if applicable. This promissory note bears no interest and is not secured by the Company’s assets. Its principal balance is due and payable by the Company on the earlier of: (i) February 2, 2023 or (ii) the date on which Company consummates the Business Combination (such date, the “Maturity Date”). The principal under this promissory note may be drawn down by the Company from time to time prior to the Maturity Date (each, a “Drawdown Request”). Each Drawdown Request must not be an amount less than $10,000, unless otherwise agreed upon by the parties. Each Drawdown Request by the Company shall be funded by Sponsor within five (5) business days. As of December 31, 2021 no amounts were outstanding. Subsequent to December 31, 2021, the company did draw down $300,000 available under this promissory note and on March 31, 2022 the Company entered into an additional promissory note for $600,000.

Upon the consummation of the Business Combination and without any further action by the Company or the Sponsor, the outstanding amount under the promissory notes shall automatically convert into that number of warrants of the Company or its successor entity (the “Conversion Warrants”), equal to: (x) the outstanding amount of the Note being so converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants will be entitled to certain registration rights, as further described in the Note and by reference therein to the Registration Rights Agreement entered into by the Company and certain other parties thereto on January 28, 2021.

The issuance of this promissory note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2021 and 2020, the Company had no Working Capital Loans outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor, commencing on January 28, 2021, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the company incurred and paid $110,000 for administrative service fees.

Note 6 - Recurring Fair Value Measurements

Cash and Securities Held in Trust Account

As of December 31, 2021, investment in the Company’s Trust Account consisted of $656 in U.S. Money Market and $287,589,138 in U.S. Treasury Securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021 are as follows:

	Carrying Value/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Money Market	$656	$—	$—	$656
U.S. Treasury Securities	287,589,138	2,234	—	287,591,372
	$287,589,794	$2,234	$—	$287,592,028

Warrant Liability

As of December 31, 2021, the Company’s warrants liability was valued at $9,292,500. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows as of February 2, 2021:

Input	February 2, 2021
Expected term (years)	5.25
Expected volatility	18.40%
Risk-free interest rate	0.67%
Stock price	$9.68
Dividend yield	0.00%
Exercise price	$11.50

Subsequent Measurement

The fair value of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of December 31, 2021, the aggregate value of Public Warrants was $6,037,500.

The estimated fair value of the Private Placement Warrants on December 31, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Black Scholes model for the Private Placement Warrants were as follows as of December 31, 2021:

Input	December 31, 2021
Expected term (years)	5.25
Expected volatility	11.00%
Risk-free interest rate	1.35%
Stock price	$9.79
Dividend yield	0.00%
Exercise price	$11.50

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the year ended December 31, 2021:

Warrant Liability
Fair value as of December 31, 2020	$—
Initial fair value of warrant liability upon issuance at IPO	14,558,333
Transfer out of Level 3 to Level 1	(5,941,667)
Change in fair value	(5,361,666)
Fair value as of December 31, 2021	$3,255,000

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$656	$656	$—	$—
U.S. Treasury Securities held in Trust Account	287,589,138	287,589,138	—	—
	$287,589,794	$287,589,794	$—	$—
Liabilities:
Public Warrant Liability	$6,037,500	$6,037,500	$—	$—
Private Warrant Liability	3,255,000	—	—	$3,255,000
	$9,292,500	$6,037,500	$—	$3,255,000

Note 7 - Commitments and Contingencies

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

Underwriting Agreement

The underwriters had a 45-day option from February 2, 2021 to purchase up to an additional 3,750,000 Units to cover over-allotments.

On February 2, 2021, the underwriters fully exercised the over-allotment option to purchase 3,750,000 Units, and paid a fixed underwriting discount in aggregate of $5,750,000. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $10,062,500, upon the completion of the Company’s Business Combination subject to the terms of the underwriting agreement.

Note 8 - Stockholders’ Equity (Deficit)

Preferred Stock - The Company is authorized to issue a total of 10,000,000 preferred shares at par value of $0.0001 each. As of December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 320,000,000 shares of Class A common stock at par value of $0.0001 each. As of December 31, 2021 and December 31, 2020, there were no shares of Class A common stock issued and outstanding, excluding 28,750,000 shares of Class A common stock subject to possible redemption at December 31, 2021.

Class B Common Stock - The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. In November 2020, the Company’s initial stockholders purchased an aggregate of 7,187,500 founder shares for a capital contribution of $25,000. The founder shares included an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. Because of the underwriters’ fully exercise of the over-allotment option on February 2, 2021, 937,500 shares are no longer subject to forfeiture. As of December 31, 2021 and December 31, 2020, there were 7,187,500 shares of Class B common stock (the “Founder Shares”) issued and outstanding.

The Company’s Sponsor, directors and officers have agreed not to transfer, assign or sell their founder shares until the earlier to occur of (A) one year after the completion of the Company’s Business Combination or (B) subsequent to the Company’s Business Combination, (x) if the reported closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the Company’s Business Combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO, plus the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent warrants issued to the Company’s Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of founder shares will never occur on a less than one for one basis.

Holders of record of the Class A and Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote except as required by law.

Note 9 – Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax asset
Start-up costs	451,213
Federal net operating loss	27,427
Total deferred tax asset	478,640
Unrealized Gain	(4,293)
Valuation allowance	(474,347)
Deferred tax asset, net of allowance	$—

 The income tax provision consists of the following:

December 31, 2021
Federal
Current	$—
Deferred	(474,347)

State
Current	—
Deferred	—
Valuation allowance	474,347
Income tax provision	$—

As of December 31, 2021, the Company had $130,605 in U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance for the period ending December 31, 2021 was $474,347.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	—%
Change in fair value of warrants	(44.8)%
Warrant issuance costs	4.6%
Valuation allowance	19.2%
Income tax provision	—%

The Company’s effective tax rates for the period presented differ from the expected (statutory) rates due to the permanent book/tax differences and a recording of a full valuation allowances on deferred tax assets.

The Company files federal income tax returns and New York income tax returns and is subject to examination since inception.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Other than the below event, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Subsequent to December 31, 2021, the company drew down $300,000 available under the promissory note entered into on November 19, 2021. On March 31, 2022, the Company issued an unsecured promissory note (the “Working Capital Note II”) for an additional $600,000. The proceeds of such promissory note will be used for costs in connection with its Initial Business Combination or as general working capital. The promissory note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Initial Business Combination is consummated and (ii) the date of our liquidation. Upon the consummation of the Initial Business Combination, the outstanding amount under the promissory note shall automatically convert into that number of warrants of the Company or its successor entity (the “Conversion Warrants”), equal to: (x) the outstanding amount of the promissory note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants will be entitled to registration rights, as described in the Company’s registration rights agreement with certain other parties thereto on January 28, 2021.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 28, 2021, by and between the Company and Jefferies LLC, as representative of the several underwriters. (2)
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	By Laws (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Common Stock Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated January 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)
4.5	Description of Registered Securities (3)
10.1	Promissory Note, dated November 10, 2020, issued to Clarim Partners LLC (1)
10.2	Letter Agreement, dated January 28, 2021, by and among the Company, its officers, its directors and the Sponsor. (2)
10.3	Investment Management Trust Agreement, dated January 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)
10.4	Registration Rights Agreement, dated January 28, 2021, by and among the Company and the Sponsor. (2)
10.5	Administrative Support Agreement, dated January 28, 2021, by and between the Company and the Sponsor. (2)
10.6	Warrant Purchase Agreement, dated January 28, 2021, by and between the Company and the Sponsor. (2)
10.7	Promissory Note, dated November 19, 2021 (4)
10.8	Promissory Note, dated March 31, 2022 (5)
10.9	Securities Subscription Agreement, dated November 10, 2020, by and between the Company and the Sponsor. (1)
14.1	Code of Ethics. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Form of Audit Committee Charter. (1)
99.2	Form of Compensation Committee Charter. (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104.	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on January 13, 2021.

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 3, 2021.

(3)	Incorporated by reference to the Company’s 10-K filed on April 15, 2021.

(4)	Incorporated by reference to the Company’s 10-Q filed on November 22, 2021.

(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 6, 2022.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2022	Clarim Acquisition Corp.

	By:	/s/ James F. McCann
	Name:	James F. McCann
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ James F. McCann	Chief Executive Officer and Chairman of the Board	April 15, 2022
James F. McCann	(Principal Executive Officer)

/s/ Jaymin Patel	Chief Financial Officer, President and Director	April 15, 2022
Jaymin Patel	(Principal Financial and Accounting Officer)

/s/ Russell Glass	Vice Chairman	April 15, 2022
Russell Glass

/s/ Maria Pinelli	Director	April 15, 2022
Maria Pinelli

/s/ Daniel Neely	Director	April 15, 2022
Daniel Neely

/s/ Kerry Washington Asomugha	Director	April 15, 2022
Kerry Washington Asomugha