Form 10-Q
period 2022-03-31
Clarim Acquisition Corp.
filed 2022-05-23
CIK 1831937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 20, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share and 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLARIM ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARIM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current asset - cash	$125,669	$107,125
Prepaid expenses	326,904	392,500
Total current assets	452,573	499,625
Prepaid expenses, non-current	—	31,185
Cash and marketable securities held in Trust Account	287,802,433	287,589,794
Total Assets	$288,255,006	$288,120,604

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$249,908	$332,927
Accrued franchise tax	186,160	200,000
Due to related party	8,000	8,000
Promissory note – related party	442	442
Convertible promissory notes – related party	46,500	—
Accrued professional fees	742,563	739,841
Total current liabilities	1,233,573	1,281,210
Warrant liabilities	3,392,500	9,292,500
Deferred underwriting discount	10,062,500	10,062,500
Total liabilities	14,688,573	20,636,210

Commitments and Contingencies
Redeemable Common Stock
Class A common stock subject to possible redemption, 28,750,000 shares at redemption value	287,500,000	287,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 320,000,000 shares authorized;	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	—	—
Accumulated deficit	(13,934,286)	(20,016,325)
Total stockholders’ deficit	(13,933,567)	(20,015,606)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$288,255,006	$288,120,604

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLARIM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2022	2021

Operating costs	$284,100	$184,073
Loss from operations	(284,100)	(184,073)

Other income (expense)
Change in fair value of warrant liabilities	5,900,000	4,018,333
Change in fair value of convertible promissory notes – related party	253,500	—
Interest income on marketable securities held in Trust Account	212,639	18,447
Warrant issuance costs	—	(530,059)
Total other income, net	6,366,139	3,506,721

Net income	$6,082,039	$3,322,648

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	28,750,000	18,208,333
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.17	$0.13

Basic and diluted weighted average shares outstanding, Class B, non-redeemable common stock	7,187,500	6,843,750
Basic and diluted net income per share, Class B, non-redeemable common stock	$0.17	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLARIM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	7,187,500	719	—	(20,016,325)	$(20,015,606)

Net income	—	—	—	6,082,039	6,082,039
Balance as of March 31, 2022	7,187,500	$719	$—	$(13,934,286)	$(13,933,567)

 THREE MONTHS ENDED MARCH 31, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	7,187,500	719	24,281	(1,430)	23,570

Excess of proceeds over fair value of private placement warrants	—	—	2,583,333	—	2,583,333

Remeasurement of Class A common stock under ASC 480-10-S99	—	—	(2,607,614)	(22,480,287)	(25,087,901)

Net income	—	—	—	3,322,648	3,322,648
Balance as of March 31, 2021	7,187,500	$719	$—	$(19,159,069)	$(19,158,350)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLARIM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months ended March 31,
	2022	2021

Cash flows from operating activities:
Net income	$6,082,039	$3,322,630
Adjustments to reconcile net income to net cash used in operating activities:
Warrant issuance costs	—	530,059
Change in fair value of warrant liabilities	(5,900,000)	(4,018,333)
Change in fair value of convertible promissory notes – related party	(253,500)	—
Interest earned on cash and marketable securities held in Trust Account	(212,639)	(18,447)
Changes in current assets and liabilities:
Prepaid expenses	96,781	(733,275)
Accounts payable and accrued expenses	(83,019)	162,587
Accrued franchise tax	(13,840)	—
Accrued professional fees	2,722	—
Due to related party	—	3,000
Net cash used in operating activities	(281,456)	(751,779)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(287,500,000)
Net cash used in investing activities	—	(287,500,000)

Cash flows from financing activities:
Proceeds from promissory note - related party	—	—
Proceeds from convertible promissory notes - related party	300,000	—
Proceeds from initial public offering, net of underwriters’ fees	—	281,750,000
Proceeds from private placement warrants	—	7,750,000
Repayment to promissory note to related party	—	(112,500)
Payments of offering costs	—	(413,794)
Net cash provided by financing activities	300,000	288,973,706

Net change in cash	18,544	721,927
Cash, beginning of the period	107,125	—
Cash, end of the period	$125,669	$721,927

Supplemental disclosures of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$—	$10,062,500
Deferred offering costs paid by Sponsor loan	$—	$31,367
Initial fair value of warrant liability	$—	$14,558,333
Initial value of shares subject to possible redemption	$—	287,500,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from November 4, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and marketable securities held in the Trust Account (as defined below), incur reasonable business expenses to affect a Business Combination and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is Clarim Partners, LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on January 28, 2021. On February 2, 2021, the Company consummated the IPO of 28,750,000 units, including 3,750,000 units pursuant to the exercise of the underwriters’ over-allotment option in full, (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “public shares”), at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note 3 and Note 7.

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

Trust Account

Following the closing of the IPO on February 2, 2021, $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account, which may only be invested in U.S. “government securities”, within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s Business Combination, (b) the redemption of any shares of the Company’s Class A common stock sold in the IPO properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if it does not complete its initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”) or (ii) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which would have priority over the claims of the Company’s public stockholders.

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

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of the Business Combination and after payment of deferred underwriter’s fees and commissions; if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had $125,669 in its operating bank account, and a working capital deficit of $781,000, including franchise tax payable.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $112,942 (see Note 5). The Company repaid $112,500 on the note to the Sponsor on February 11, 2021. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account and promissory notes (see Note 5).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5).

On November 19, 2021 and March 31, 2022, the Company issued two promissory notes with the Sponsor, pursuant to which the Company may draw down capital to fund its working capital needs or in connection with the Business Combination, up to a total principal amount of $1,350,000. The Sponsor has also informally agreed to commit additional funding, as and if necessary, of up to $500,000 upon similar terms and conditions as the foregoing promissory note. At March 31, 2022, an aggregate of $300,000 has been drawn against these promissory notes.

Over this time period through the earlier of the consummation of a Business Combination or February 2, 2023, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company cannot guarantee that it will have sufficient resources to execute its business plan. Accordingly, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms. As of the date of this Report, the Company is within 12 months of its mandatory liquidation date of February 2, 2023. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that these conditions raises substantial doubt about the Company’s ability to continue as a going concern.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2023.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the financial statements for the periods presented. Operating results for the period for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report filed on Form 10-K filed by the Company with the SEC on April 14, 2022.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Share of Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per stock:
Numerator:
Allocation of net income	$4,865,631	1,216,408	$2,414,964	$907, 684
Denominator:
Weighted-average shares outstanding	28,750,000	7,187,500	18,208,333	6,843,750
Basic and diluted net income per share	$0.17	0.17	$0.13	$0.13

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the IPO.

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

Convertible Promissory Notes – Related Party

The Company accounts for its convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for their convertible promissory notes. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss in the condensed statements of operations.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those the Company cannot yet predict, may cause the Company's business, financial condition, results of operations and the price of the Company's common stock to be adversely affected.

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

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

All of the 28,750,000 shares of Class A common stock sold as part of the Units in the IPO, including Units sold upon the exercise of over-allotment by the underwriters, contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

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

As of March 31, 2022 and December 31, 2021, the common stock reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$287,500,000
Less:
Proceeds allocated to Public Warrants	(9,391,667)
Issuance costs allocated to Class A common stock	(15,696,234)
Plus:
Remeasurement of Class A common stock to redemption value	25,087,901
Class A common stock subject to possible redemption as of December 31, 2021	$287,500,000
Plus:
Remeasurement of Class A common stock to redemption value	—
Class A common stock subject to possible redemption as of at March 31, 2022	$287,500,000

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

Due to Related Party

At March 31, 2022 and December 31, 2021, the due to related party (balance of $8,000) represents unreimbursed travel expenses payable to management.

Promissory Notes - Related Party

The Company’s Sponsor agreed to loan or fund offering costs on behalf of the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. The Sponsor paid an aggregate of $112,942 under this loan and the Company repaid $112,500 of the loan to the Sponsor on February 11, 2021. As of March 31, 2022 and December 31, 2021, the Company had an outstanding balance of $442, respectively under this loan.

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

On November 19, 2021, the Company entered into a promissory note of up to $750,000 with the Sponsor (the “Working Capital Note I”). Under its terms and conditions, the Company may request up to five (5) drawdowns of up to $150,000 in each instance (maximum of $750,000 in aggregate) for costs reasonably related to the Company’s ongoing working capital needs and/or in order to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, if applicable. This promissory note bears no interest and is not secured by the Company’s assets. Its principal balance is due and payable by the Company on the earlier of: (i) February 2, 2023 or (ii) the date on which Company consummates the Business Combination (such date, the “Maturity Date”). The principal under this promissory note may be drawn down by the Company from time to time prior to the Maturity Date (each, a “Drawdown Request”). Each Drawdown Request must not be an amount less than $10,000, unless otherwise agreed upon by the parties. Each Drawdown Request by the Company shall be funded by Sponsor within five (5) business days. For the three months ended March 31, 2022, the Company drew down an aggregate of $300,000 available under the Working Capital Note I which was outstanding as of March 31, 2022.

At March 31, 2022, the outstanding balance of $300,000 under Working Capital Note I was convertible into  200,000 warrants. At March 31, 2022, the fair value of the Private Placement Warrants was $0.23 which resulted in an aggregate fair value of $46,500 for Working Capital Note I. The change in fair value of $253,500 for the three months then ended March 31, 2022 is reflected on the condensed statement of operations (see Note 6).

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

On March 31, 2022, the Company issued an additional unsecured promissory note (the “Working Capital Note II”) for and aggregate of up to $600,000. The proceeds of such promissory note will be used for costs in connection with its Initial Business Combination or as general working capital. The promissory note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Initial Business Combination is consummated and (ii) the date of our liquidation. Upon the consummation of the Initial Business Combination, the outstanding amount under the promissory note shall automatically convert into that number of warrants of the Company or its successor entity (the “Conversion Warrants”), equal to: (x) the outstanding amount of the promissory note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants will be entitled to registration rights, as described in the Company’s registration rights agreement with certain other parties thereto on January 28, 2021. As of March 31, 2022 and December 31, 2021, the Company had $300,000 and nil outstanding under the Working Capital Loans.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor, commencing on January 28, 2021, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the company incurred and paid $30,000 for administrative service fees.

Note 6 - Recurring Fair Value Measurements

Cash and Securities Held in Trust Account

As of March 31, 2022 and December 31, 2021, investment in the Company’s Trust Account consisted of $1,431 and $656, respectively, in U.S. Money Market and $287,624,665 and $287,589,138, respectively, in U.S. Treasury Securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2022 and December 31, 2021 are as follows:

	Carrying Value/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022
U.S. Money Market	$1,431	$—	$—	$1,431
U.S. Treasury Securities	287,801,002	—	(344,468)	287,456,534
	$287,802,433	$—	$(344,468)	$287,457,965

	Carrying Value/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Money Market	$656	$—	$—	$656
U.S. Treasury Securities	287,589,138	2,234	—	287,591,372
	$287,589,794	$2,234	$—	$287,592,028

Warrant Liability

As of March 31, 2022 and December 31, 2021, the Company’s warrants liability was valued at $3,392,500 and $9,292,500, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

Subsequent Measurement

The fair value of the Public Warrants as of March 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market. As of March 31, 2022, the aggregate value of Public Warrants was $2,204,167.

The estimated fair value of the Private Placement Warrants on March 31, 2022 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Black Scholes model for the Private Placement Warrants were as follows:

Input	March 31, 2022	December 31, 2021
Expected term (years)	5.25	5.25
Expected volatility	3.90%	11.0%
Risk-free interest rate	2.40%	1.35%
Stock price	$9.85	$9.25
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months March 31, 2022:

Warrant Liability
Fair value as of December 31, 2021	$3,255,000
Change in fair value	(2,066,667)
Fair value as of March 31, 2022	$1,188,333

Convertible Promissory Note – Related Party

The Company established the fair value for the Working Capital Note I using a Black-Scholes model, which is considered to be a Level 3 fair value measurement.

The estimated fair value of the Convertible Note was based on the following significant inputs:

Input	March 31, 2021
Expected term (years)	5.25
Expected volatility	3.90%
Risk-free interest rate	2.40%
Stock price	$9.85
Dividend yield	0.00%
Exercise price	$11.50

The following table presents the changes in the fair value of the Level 3 Working Capital Note I:

Fair value as of January 1, 2021	$—
Proceeds received through issuance of Convertible promissory note – related party	300,000
Change in valuation inputs or other assumptions	(253,500)
Fair value as of March 31, 2022	$46,500

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022 for Working Capital Note I.

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$1,431	$1,431	$—	$—
U.S. Treasury Securities held in Trust Account	287,801,002	287,801,002	—	—
	$287,802,433	$287,802,433	$—	$—
Liabilities:
Public Warrant Liability	$2,204,167	$2,204,167	$—	$—
Private Warrant Liability	1,188,333	—	—	1,188,333
Convertible promissory note – related party	46,500	—	—	46,500
	$3,439,000	$2,204,167	$—	$1,234,833

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

Note 8 - Stockholders’ Equity (Deficit)

Preferred Stock - The Company is authorized to issue a total of 10,000,000 preferred shares at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 320,000,000 shares of Class A common stock at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 28,750,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock - The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. In November 2020, the Company’s initial stockholders purchased an aggregate of 7,187,500 founder shares for a capital contribution of $25,000. The founder shares included an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. Because of the underwriters’ fully exercise of the over-allotment option on February 2, 2021, 937,500 shares are no longer subject to forfeiture. As of March 31, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding.

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

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained in our Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Delaware corporation on November 4, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

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

Results of Operations

Our entire activity since inception up to March 31, 2022 relates to our formation, the IPO and, since the closing of the IPO, a search for an initial business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended March 31, 2022, we had net income of $6,082,039, which consisted of $212,639 in interest earned on marketable securities held in the Trust Account and $5,900,000 on change in fair value of warrants, $253,500 in the change in fair value of the convertible promissory notes – related party, offset by $284,100 in operating costs.

For the three months ended March 31, 2021, we had net income of $3,322,648, which consisted of $18,447 in interest earned on marketable securities held in the Trust Account, $4,018,333 in change in fair value of warrants, offset by $184,073 in operating costs and $530,059 in warrant issuance costs.

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, we had $125,669 in our operating bank account, and a working capital deficit of $781,000 including franchises tax payable.

Prior to the completion of the IPO, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the sponsor of $112,942. We paid 112,500 on the note to the sponsor on February 11, 2021. Subsequent to the consummation of the IPO and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loans.

We also issued two promissory notes with the sponsor on November 19, 2021 and March 31, 2022, respectively, pursuant to which we may draw down capital to fund our working capital needs or in connection with our initial business combination, up to a total principal amount in aggregate of up to $1,350,000. The sponsor has also informally agreed to commit additional funding as and if necessary and agreed with us of up to $500,000 upon similar terms and conditions as the foregoing promissory note. At March 31, 2022, an aggregate of $300,000 has been drawn against these promissory notes.

Over this time period through the earlier of the consummation of an initial business combination or one year from this filing, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

The Company cannot guarantee that it will have sufficient resources to execute its business plan. Accordingly, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms. As of the date of this report, the Company is within 12 months of its mandatory liquidation date of February 2, 2023. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that these conditions raises substantial doubt about the Company’s ability to continue as a going concern.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2023.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on January 28, 2021, and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination or our liquidation.

The underwriters of the IPO are entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $10,062,500, upon the completion of our initial business combination subject to the terms of the underwriting agreement. The deferred underwriting commission will be waived by the underwriters in the event that we do not complete an initial business combination.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

 We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Common stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 potential common stock for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three months ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met.

Offering Costs associated with the Initial Public Offering

We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the IPO.

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

Convertible Promissory Notes – Related Party

We account for our convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. We have made such election for our convertible promissory notes. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss in our condensed statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Through March 31, 2022, our efforts have been limited to organizational activities, activities relating to our IPO and since the IPO, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on November 4, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the IPO and the sale of the private placement warrants held in the trust account maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective as of March 31, 2022, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter of 2022 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting. In light of the material weakness described above, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on April 15, 2022. As of the date of this Quarterly Report on Form 10-Q, except as disclosed below, there have been no material changes to the risk factors previously disclosed in our final prospectus filed with the SEC on February 1, 2021 and in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in applicable laws or regulations, including the SEC’s proposed new rules regarding SPAC transactions (if adopted), or a failure to comply with any applicable laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our Business Combination and may significantly increase the costs and time related thereto.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

On February 2, 2021, we consummated our IPO of 28,750,000 units, including 3,750,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share.

The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $287,500,000. On February 2, 2021, simultaneously with the consummation of our IPO, we completed the private sale of an aggregate of 5,166,667 warrants at a purchase price of $1.50 per private placement warrant, to Clarim Partners, LLC (“Sponsor”), generating gross proceeds of $7,750,000.

Following the closing of our IPO on February 2, 2021, a total of $287,500,000 comprised of $281,750,000 of the proceeds from the IPO and $5,750,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as amended.

There has been no material change in the planned use of the proceeds from our IPO and the private placement as is described in the Company’s final prospectus related to our IPO.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note, dated March 31, 2022 (Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 6, 2022)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 23, 2022	CLARIM ACQUISITION CORP.

	By:	/s/ James F. McCann
James F. McCann
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: May 23, 2022	By:	/s/ Jaymin Patel
Jaymin Patel
Chief Financial Officer, President and Director
(Principal Accounting and Financial Officer)