Form 10-Q
period 2022-06-30
Clarim Acquisition Corp.
filed 2022-08-16
CIK 1831937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Clarim Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	001-39954	85-3812991
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

155 East 44th Street, 18th Floor

New York, NY

(Address of principal executive offices)

10017

(Zip Code)

(917) 636-7925

Registrant’s telephone number, including area code

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

As of August 15, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share and 7,187,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLARIM ACQUISITION CORP.

Quarterly Report on Form 10-Q

for the Quarter Ended June 30, 2022

i

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB (as defined below) Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering (as defined below) to February 2, 2023, that the Company has to consummate an initial Business Combination;

●	“Company,” “our Company,” “we” or “us” are to Clarim Acquisition Corp., a Delaware corporation;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the shares of Class B common stock initially purchased by our Sponsor (as defined below) in the Private Placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A common stock will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that was consummated by the Company on February 2, 2021;

●	“Initial Stockholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Private Placement” are to the private placement of warrants that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

●	“Public Shares” are to the shares of Class A common stock sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Stockholders” are to the holders of our Public Shares, including our Initial Stockholders and management team to the extent our Initial Stockholders and/or members of our management team purchase Public Shares, provided that each Initial Stockholder’s and member of our management team’s status as a “Public Stockholder” will only exist with respect to such Public Shares;

ii

●	“Public Warrants” refer to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on January 13, 2021, as amended, and declared effective on January 28, 2021 (File No. 333-252086);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022;

●	“SAB” are to the SEC Staff Accounting Bulletin;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Sponsor” are to Clarim Partners, LLC, a Delaware limited liability company; James F. McCann, our Chairman and Chief Executive Officer is the managing member of our Sponsor;

●	“Sponsor IPO Loan” are to the loan of an aggregate of up to $300,000 the Sponsor agreed to lend the Company to be used for a portion of the expenses of the IPO;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $287,500,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“warrants” are to Public Warrants and Private Placement Warrants, together;

●	“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company;

●	“Working Capital Note I” are to the promissory note of up to $750,000 the Company entered into with the Sponsor on November 19, 2021;

●	Working Capital Note II” are to the promissory note of up to $600,000 the Company entered into with the Sponsor on March 31, 2022; and

●	“Working Capital Notes” are to Working Capital Note I and Working Capital Note II, together.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CLARIM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current asset - cash	$155,287	$107,125
Prepaid expenses	259,448	392,500
Total current assets	414,735	499,625
Prepaid expenses, non-current	—	31,185
Cash and marketable securities held in Trust Account	288,130,320	287,589,794
Total Assets	$288,545,055	$288,120,604

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$245,573	$332,927
Income taxes payable	5,009	—
Accrued franchise tax	100,000	200,000
Due to related party	8,000	8,000
Sponsor IPO Loan	442	442
Working Capital Notes	44,000	—
Accrued professional fees	746,987	739,841
Total current liabilities	1,150,011	1,281,210
Warrant liabilities	1,622,500	9,292,500
Deferred underwriting discount	10,062,500	10,062,500
Total liabilities	12,835,011	20,636,210

Commitments and Contingencies
Redeemable Common Stock
Class A common stock subject to possible redemption, 28,750,000 shares at redemption value	287,822,255	287,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 320,000,000 shares authorized;	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	250,000	—
Accumulated deficit	(12,362,930)	(20,016,325)
Total stockholders’ deficit	(12,112,211)	(20,015,606)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$288,545,055	$288,120,604

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLARIM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating costs	$251,767	$391,362	$535,867	$575,444
Loss from operations	(251,767)	(391,362)	(535,867)	(575,444)

Other income (expense):
Change in fair value of warrant liabilities	1,770,000	(1,754,167)	7,670,000	2,264,166
Change in fair value of Working Capital Notes	52,500	—	306,000	—
Bank interest income	—	18	—	27
Interest income on marketable securities held in Trust Account	327,887	16,465	540,526	34,912
Warrant issuance costs	—	—	—	(530,059)
Total other income (expense), net	2,150,387	(1,737,684)	8,516,526	1,769,046

Income (Loss) before provision for income taxes	1,898,620	(2,129,046)	7,980,659	1,193,602
Provision for income taxes	5,009	—	5,009	—
Net income (loss)	$1,893,611	$(2,129,046)	$7,975,650	$1,193,602

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	28,750,000	28,750,000	28,750,000	23,508,287
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.05	$(0.06)	$0.22	$0.04

Basic and diluted weighted average shares outstanding, Class B, non-redeemable common stock	7,187,500	7,187,500	7,187,500	7,016,575
Basic and diluted net income per share, Class B, non-redeemable common stock	0.05	(0.06)	0.22	0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLARIM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	7,187,500	719	—	(20,016,325)	$(20,015,606)

Net income	—	—	—	6,082,039	6,082,039
Balance as of March 31, 2022	7,187,500	$719	$—	$(13,934,286)	$(13,933,567)

Capital contribution attributable to proceeds received in excess of fair value of Working Capital Notes	—	—	250,000	—	250,000

Remeasurement of Class A common stock subject to possible redemption to redemption value	—	—	—		(322,255)

Net income	—	—		1,893,611	1,893,611
Balance as of June 30, 2022	7,187,500	$719	$250,000	$(12,362,930)	$(12,112,211)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	7,187,500	719	24,281	(1,430)	23,570

Excess of proceeds over fair value of Private Placement Warrants	—	—	2,583,333	—	2,583,333

Remeasurement of Class A common stock under ASC 480-10-S99 (as defined in Note 3)	—	—	(2,607,614)	(22,480,287)	(25,087,901)

Net income	—	—	—	3,322,648	3,322,648
Balance as of March 31, 2021	7,187,500	$719	$—	$(19,159,069)	$(19,158,350)

Net loss	—	—	—	(2,129,046)	(2,129,046)
Balance as of June 30, 2021	7,187,500	$719	$—	$(21,288,115)	$(21,287,396)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLARIM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months ended June 30,
	2022	2021

Cash flows from operating activities:
Net income	$7,975,650	$1,193,602
Adjustments to reconcile net income to net cash used in operating activities:
Warrant issuance costs	—	530,059
Change in fair value of warrant liabilities	(7,670,000)	(2,264,166)
Change in fair value of Working Capital Notes	(306,000)	—
Interest earned on cash and marketable securities held in Trust Account	(540,526)	(34,912)
Changes in current assets and liabilities:
Prepaid expenses	164,237	(630,194)
Accounts payable and accrued expenses	(87,354)	354,590
Income taxes payable	5,009	—
Accrued franchise tax	(100,000)	—
Accrued professional fees	7,146	—
Due to related party	—	17,217
Net cash used in operating activities	(551,838)	(833,804)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(287,500,000)
Net cash used in investing activities	—	(287,500,000)

Cash flows from financing activities:
Proceeds from Working Capital Notes	600,000	—
Proceeds from Initial Public Offering, net of underwriters’ fees	—	281,750,000
Proceeds from Private Placement Warrants	—	7,750,000
Repayment of Sponsor IPO Loan	—	(112,500)
Payments of offering costs	—	(413,794)
Net cash provided by financing activities	600,000	288,973,706

Net change in cash	48,162	639,902
Cash, beginning of the period	107,125	—
Cash, end of the period	$155,287	$639,902

Supplemental disclosures of noncash investing and financing activities:
Capital contribution for proceeds received in excess of fair value of Working Capital Notes	$250,000	$—
Remeasurement of Class A common stock subject to possible redemption to redemption value	$322,255	$—
Deferred underwriting commissions charged to additional paid in capital	$—	$10,062,500
Deferred offering costs paid by Sponsor loan	$—	$31,367
Initial fair value of warrant liability	$—	$14,558,333
Initial value of shares subject to possible redemption	$—	287,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLARIM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

Organization and General

Clarim Acquisition Corp. is a blank check company incorporated as a Delaware corporation on November 4, 2020. The Company was formed for the purpose of effecting a Business Combination.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from November 4, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the IPO, which is described below, and, since the closing of the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and marketable securities held in the Trust Account, incurs reasonable business expenses to affect a Business Combination and recognizes changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is Clarim Partners, LLC, a Delaware limited liability company.

Financing

The Registration Statement for the Company’s IPO was declared effective on January 28, 2021. On February 2, 2021, the Company consummated the IPO of 28,750,000 Units, including 3,750,000 Units pursuant to the exercise of the underwriters’ over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Notes 3 and 7.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,166,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in the Private Placement to the Sponsor, generating total gross proceeds of $7,750,000.

Transaction costs amounted to $16,226,294 consisting of $5,750,000 of underwriting discount, $10,062,500 of deferred underwriting fees, and $413,794 of other offering costs.

Trust Account

Following the closing of the IPO on February 2, 2021, $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account, which may only be invested in U.S. “government securities”, within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s Business Combination, (b) the redemption of any shares of the Company’s Class A common stock sold in the IPO properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Public Shares in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if it does not complete its initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which would have priority over the claims of the Company’s Public Stockholders.

Initial Business Combination

The Company’s Business Combination must be with one or more target businesses that together have a fair market value (as defined in Note 3) equal to at least 80% of the net balance in the Trust Account (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of the Business Combination and after payment of deferred underwriter’s fees and commissions; if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Public Shares in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete the Business Combination within the Combination Period or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Business Combination within the Combination Period, and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the Company’s Business Combination.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had $155,287 in its operating bank account, and a working capital deficit of $735,276, including franchise tax payable.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs, and the loan from the Sponsor of $112,942 (see Note 5). The Company repaid $112,500 of the loan to the Sponsor on February 11, 2021. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account and Working Capital Notes (see Note 5).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

On November 19, 2021 and March 31, 2022, respectively, the Company issued the Working Capital Notes to the Sponsor, pursuant to which the Company may draw down capital to fund its working capital needs or in connection with the Business Combination, up to a total principal amount of $1,350,000. The Sponsor has also informally agreed to commit additional funding, as and if necessary, of up to $500,000 upon similar terms and conditions as the Working Capital Notes. At June 30, 2022, an aggregate of $600,000 has been drawn against Working Capital Note I. At June 30, 2022, there was no balance outstanding under Working Capital Note II.

Over the Combination Period, through the earlier of the consummation of a Business Combination or February 2, 2023, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company cannot guarantee that it will have sufficient resources to execute its business plan. Accordingly, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms. As of the date of this Report, the Company is within 12 months of its mandatory liquidation date of February 2, 2023. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with GAAP for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the financial statements for the periods presented. Operating results for the period for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 14, 2022.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and Securities Held in Trust Account

Investment held in Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320, “Investments - Debt and Equity Securities” (“ASC 320”). Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. “Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Net Income (Loss) Per Share of Common Stock

The Company has two classes of common stock, which are referred to as “Class A common stock” and “Class B common stock.” Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the three months ended June 30,				For the six months ended June 30
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,514,889	378,722	$(1,703,237)	(425,809)	$6,380,520	1,595,130	$919,236	274,366
Denominator:
Weighted-average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500	28,750,000	7,187,500	23,508,287	7,016,575
Basic and diluted net income (loss) per share	$0.05	0.05	$(0.06)	(0.06)	$0.22	0.22	$0.04	0.04

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1 and SAB Topic 5A, “Expenses of Offering” (“ASC 340-10-S99-1 and SAB 5A”). Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the IPO.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

FASB ASC Topic 470-20, “Debt with Conversion and Other Options” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

Working Capital Notes

The Company accounts for its Working Capital Notes under FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). Pursuant to ASC 815-15-25 the election can be at the inception of a financial instrument to account for the instrument under the fair value option under FASB ASC Topic 825. “Financial Instruments” (“ASC 825”). The Company has made such election for the Working Capital Notes. Using the fair value option, the Working Capital Notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Working Capital Notes are recognized as a non-cash gain or loss in the condensed statements of operations.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the 9,583,333 Public Warrants (Note 3) and 5,166,667 Private Placement Warrants (Note 4) as liability-classified instruments, which are fair valued at each reporting date.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Our effective tax rate from continuing operations was 0.26% and 0.06% for the quarter and six months ended June 30, 2022, respectively, and 0.00% and 0.00% for the quarter and six months ended June 30, 2021, respectively.

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

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia, which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those the Company cannot yet predict, may cause the Company’s business, financial condition, results of operations and the price of the Company’s common stock to be adversely affected.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 - Initial Public Offering

Pursuant to the IPO on February 2, 2021, the Company sold 28,750,000 Units, including 3,750,000 Units pursuant to the exercise of the underwriters’ over-allotment option in full, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable on the later of (i) 30 days after the completion of the Business Combination or (ii) February 2, 2022, and will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

Following the closing of the IPO on February 2, 2021, $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account, which may only be invested in U.S. “government securities”, within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations.

All of the 28,750,000 shares of Class A common stock sold as part of the Units in the IPO, including Units sold upon the full exercise of over-allotment by the underwriters, contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480 Section 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

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

As of June 30, 2022 and December 31, 2021, the common stock reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$287,500,000
Less:
Proceeds allocated to Public Warrants	(9,391,667)
Issuance costs allocated to Class A common stock	(15,696,234)
Plus:
Remeasurement of Class A common stock to redemption value	25,087,901
Class A common stock subject to possible redemption as of December 31, 2021	287,500,000
Plus:
Remeasurement of Class A common stock to redemption value	—
Class A common stock subject to possible redemption as of March 31, 2022	287,500,000
Plus:
Remeasurement of Class A common stock to redemption value	322,255
Class A common stock subject to possible redemption as of June 30, 2022	$287,822,255

Public Warrants

Each whole Public Warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described adjacent to the caption “Redemption of warrants when the price per share of Class A common Stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Public Warrants will become exercisable on the later of (i) February 2, 2022 or (ii) 30 days after the completion of its Business Combination, and will expire five years after the completion of the Company’s Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Class A common stock;

●	if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per public share for any 20 trading days within the 30-trading day period ending three trading days before the Company sends notice of redemption to the warrant holders; and

●	if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading days before the Company sends notice of redemption to the warrant holders is less than $18.00 per share, the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In determining whether to require all holders to exercise their warrants on a cashless basis, the management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on its stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants multiplied by the excess of the “fair market value” over the exercise price of the warrant by (y) the fair market value and (B) 0.361 per whole warrant. The “fair market value” shall mean the average reported closing price of the Class A common stock for the ten trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,166,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,750,000, in the Private Placement.

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

Note 5 - Related Party Transactions

Founder Shares

In November 2020, the Company’s Initial Stockholders purchased an aggregate of 7,187,500 Founder Shares for a capital contribution of $25,000. The Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. Because of the underwriters’ full exercise of the over-allotment option on February 2, 2021, 937,500 shares are no longer subject to forfeiture.

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

Due to Related Party

At June 30, 2022 and December 31, 2021, the due to related party (balance of $8,000) represents unreimbursed travel expenses payable to management.

Sponsor IPO Loan

The Sponsor agreed to loan or fund offering costs on behalf of the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO. The Sponsor IPO Loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. The Sponsor paid an aggregate of $112,942 under the Sponsor IPO Loan and the Company repaid $112,500 of the Sponsor IPO Loan to the Sponsor on February 11, 2021. As of June 30, 2022 and December 31, 2021, the Company had an outstanding balance of $442, respectively under this Sponsor IPO Loan.

Working Capital Notes

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender (the “Conversion Warrants”). The Conversion Warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

On November 19, 2021, the Company entered into Working Capital Note I, a promissory note of up to $750,000 with the Sponsor. Under its terms and conditions, the Company may request up to five (5) drawdowns of up to $150,000 in each instance (maximum of $750,000 in aggregate) for costs reasonably related to the Company’s ongoing working capital needs and/or in order to consummate a Business Combination with one or more businesses, if applicable. Working Capital Note I bears no interest and is not secured by the Company’s assets. Its principal balance is due and payable by the Company on the earlier of: (i) February 2, 2023 or (ii) the date on which Company consummates the Business Combination (such date, the “Maturity Date”). The principal under Working Capital Note I may be drawn down by the Company from time to time prior to the Maturity Date (each, a “Drawdown Request”). Each Drawdown Request must not be an amount less than $10,000, unless otherwise agreed upon by the parties. Each Drawdown Request by the Company shall be funded by Sponsor within five (5) business days. For the six months ended June 30, 2022, the Company drew down an aggregate of $600,000 available under the Working Capital Note I, which was outstanding as of June 30, 2022.

At June 30, 2022, the outstanding balance of $600,000 under Working Capital Note I was convertible into 400,000 Conversion Warrants. At June 30, 2022, the fair value of the Private Placement Warrants was $0.11, which resulted in an aggregate fair value of $44,000 for Working Capital Note I. The change in fair value of $52,00 and $306,000 for the three and six months then ended June 30, 2022, respectively, is reflected on the condensed statement of operations (see Note 6).

On March 31, 2022, the Company issued Working Capital Note II, an additional unsecured promissory note for an aggregate of up to $600,000. The proceeds of Working Capital Note II will be used for costs in connection with its initial Business Combination or as general working capital. Working Capital Note II is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the initial Business Combination is consummated and (ii) the date of the Company’s liquidation. At June 30, 2022, there was no balance outstanding under Working Capital Note II.

Upon the consummation of the Initial Business Combination, the outstanding amount under the Working Capital Notes shall automatically convert into that number of Conversion Warrants of the Company or its successor entity, equal to: (x) the outstanding amount of the promissory note being converted, divided by (y) $1.50, rounded up to the nearest whole number of Conversion Warrants. The Conversion Warrants will be entitled to registration rights, as described in the Company’s registration rights agreement with certain other parties thereto on January 28, 2021. As of June 30, 2022 and December 31, 2021, the Company had $600,000 and nil outstanding under the Working Capital Notes.

The issuances of the Working Capital Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor, commencing on January 28, 2021, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000 for administrative service fees, respectively. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000 for administrative service fees, respectively.

Note 6 - Recurring Fair Value Measurements

Cash and Securities Held in Trust Account

As of June 30, 2022 and December 31, 2021, investment in the Company’s Trust Account consisted of $1,431 and $656, respectively, in U.S. Money Market funds and $288,128,889 and $287,589,138, respectively, in U.S. Treasury Securities. The Company classifies its U. S. Treasury Securities as held-to-maturity in accordance with ASC 320. Held-to-maturity Treasury Securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2022 and December 31, 2021 are as follows:

	Carrying Value/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2022
U.S. Money Market	$1,431	$—	$—	$1,431
U.S. Treasury Securities	288,128,889	—	(190,970)	287,937,920
	$288,130,320	$—	$(190,970)	$287,939,350

	Carrying Value/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Money Market	$656	$—	$—	$656
U.S. Treasury Securities	287,589,138	2,234	—	287,591,372
	$287,589,794	$2,234	$—	$287,592,028

Warrant Liability

As of June 30, 2022 and December 31, 2021, the Company’s warrants liability was valued at $1,622,500 and $9,292,500, respectively. Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

Initial Measurement

The estimated fair value of the warrant liability on February 2, 2021 was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows as of February 2, 2021:

Input	February 2, 2021
Expected term (years)	5.25
Expected volatility	18.40%
Risk-free interest rate	0.67%
Stock price	$9.68
Dividend yield	0.00%
Exercise price	$11.50

Subsequent Measurement

The fair value of the Public Warrants as of June 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market. As of June 30, 2022, the aggregate value of Public Warrants was $1,054,167.

The estimated fair value of the Private Placement Warrants on June 30, 2022 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Black Scholes model for the Private Placement Warrants were as follows:

Input	June 30, 2022	December 31, 2021
Expected term (years)	5.25	5.25
Expected volatility	3.00%	11.0%
Risk-free interest rate	2.00%	1.35%
Stock price	$9.89	$9.25
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three and six months June 30, 2022:

Warrant Liability
Fair value as of December 31, 2021	$3,255,000
Change in fair value	(2,066,667)
Fair value as of March 31, 2022	$1,188,333
Change in fair value	(620,000)
Fair value as of June 30, 2022	$568,333

Working Capital Notes

The Company established the fair value for the Working Capital Note I using a Black-Scholes model, which is considered to be a Level 3 fair value measurement.

The estimated fair value of the Working Capital Notes was based on the following significant inputs:

Input	March 31, 2022	June 30, 2022
Expected term (years)	5.25	5.25
Expected volatility	3.90%	0.9%
Risk-free interest rate	2.40%	2.0%
Stock price	$9.85	9.82
Dividend yield	0.00%	0.00%
Exercise price	$11.50	11.50

The following table presents the changes in the fair value of the Level 3 Working Capital Note I:

Fair value as of January 1, 2022	$—
Proceeds received through issuance of Working Capital Notes	600,000
Capital contribution attributable to proceeds received in excess of fair value of Working Capital Notes	250,000
Change in valuation inputs or other assumptions	(306,000)
Fair value as of June 30, 2022	$44,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended June 30, 2022 for Working Capital Note I.

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$1,431	$1,431	$—	$—
U.S. Treasury Securities held in Trust Account	288,128,889	288,128,889	—	—
	$288,130,320	$288,130,320	$—	$—
Liabilities:
Public Warrant Liability	$1,054,167	$1,054,167	$—	$—
Private Warrant Liability	568,333	—	—	568,333
Working Capital Notes	44,000	—	—	44,000
	$1,666,500	$1,054,167	$—	$612,833

Note 7 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, and Conversion Warrants have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement signed on January 28, 2021. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Underwriting Agreement

The underwriters had a 45-day option from February 2, 2021 to purchase up to an additional 3,750,000 Units to cover over-allotments.

On February 2, 2021, the underwriters fully exercised the over-allotment option to purchase 3,750,000 Units, and paid a fixed underwriting discount in the aggregate of $5,750,000. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $10,062,500, upon the completion of the Company’s Business Combination subject to the terms of the underwriting agreement.

Note 8 - Stockholders’ Equity (Deficit)

Preferred Stock

The Company is authorized to issue a total of 10,000,000 preferred shares at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue a total of 320,000,000 shares of Class A common stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 28,750,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock

The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. In November 2020, the Company’s Initial Stockholders purchased an aggregate of 7,187,500 Founder Shares for a capital contribution of $25,000. The Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. Because of the underwriters’ full exercise of the over-allotment option on February 2, 2021, 937,500 shares are no longer subject to forfeiture. As of June 30, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding.

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

Holders of record of the Class A and Class B common stock vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote except as required by law.

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Delaware corporation on November 4, 2020. The Company was formed for the purpose of effecting a Business Combination with one or more businesses.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 relates to our formation, the IPO and, since the closing of the IPO, a search for an initial Business Combination candidate. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing an initial Business Combination.

For the three months ended June 30, 2022, we had net income of $1,893,611, which consisted of $327,887 in interest earned on marketable securities held in the Trust Account and $1,770,000 on change in fair value of warrants, $52,500 in the change in fair value of the Working Capital Notes, offset by $251,767 in operating costs.

For the six months ended June 30, 2022, we had net income of $7,975,650, which consisted of $540,526 in interest earned on marketable securities held in the Trust Account and $7,670,000 on change in fair value of warrants, $306,000 in the change in fair value of the Working Capital Notes, offset by $535,867 in operating costs.

For the three months ended June 30, 2021, we had net loss of $2,129,046, which consisted of $391,362 in operating costs and $1,754,167 in the change in fair value of warrants, offset by $16,465 in interest earned on marketable securities held in the Trust Account, and $18 in bank interest income.

For the six months ended June 30, 2021, we had net income of $1,193,602, which consisted of $34,912 in interest earned on marketable securities held in the Trust Account, $27 in bank interest income, and $2,264,166 in the change in fair value of warrants, offset by $575,444 in operating costs and $530,059 in warrant issuance costs.

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, we had $155,287 in our operating bank account, and a working capital deficit of $735,276 including franchises tax payable.

Prior to the completion of the IPO, our liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $112,942. We paid $112,500 of the loan to the Sponsor on February 11, 2021. Subsequent to the consummation of the IPO and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account and Working Capital Notes.

In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans.

We also issued the Working Capital Notes to the Sponsor on November 19, 2021 and March 31, 2022, respectively, pursuant to which we may draw down capital to fund our working capital needs or in connection with our initial Business Combination, up to a total principal amount in the aggregate of up to $1,350,000. The Sponsor has also informally agreed to commit additional funding as and if necessary and agreed with us of up to $500,000 upon similar terms and conditions as the foregoing promissory note. At June 30, 2022, an aggregate of $600,000 has been drawn against the Working Capital Notes.

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

The Company cannot guarantee that it will have sufficient resources to execute its business plan. Accordingly, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms. As of the date of this Report, the Company is within 12 months of its mandatory liquidation date of February 2, 2023. In connection with the Company’s assessment of going concern considerations in accordance with ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The underwriters of the IPO are entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $10,062,500, upon the completion of our initial Business Combination, subject to the terms of the underwriting agreement. The deferred underwriting commission will be waived by the underwriters in the event that we do not complete an initial Business Combination.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) per Common stock

We have two classes of shares, which are referred to as “Class A common stock” and “Class B common stock.” Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 potential common stock for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met.

Offering Costs associated with the Initial Public Offering

We comply with the requirements of ASC 340-10-S99-1 and SAB 5A. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the IPO.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants are a derivative instrument.

FASB ASC Topic 470-20 “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. We apply this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

Working Capital Notes

We account for the Working Capital Notes, which are convertible promissory notes, under ASC 815. Under ASC 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. We have made such election for the Working Capital Notes. Using the fair value option, the Working Capital Notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss in our condensed statements of operations.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due solely to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022 and (iii) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021, September 30, 2021 and March 31, 2022, as filed with the SEC on May 24, 2021, November 22, 2021 and May 23, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with Business Combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into Business Combinations with SPACs, and there are still many SPACs seeking targets for their initial Business Combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are a large number of SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACS. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in Business Combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that may not complete its Business Combination within 24 months after such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our Public Stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our Public Stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our Public Stockholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may not be able to complete an initial Business Combination with a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our Public Stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 24, 2021. There has been no material change in the planned use of proceeds from the our IPO and Private Placement as described in the Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2022	CLARIM ACQUISITION CORP.

	By:	/s/ James F. McCann
James F. McCann
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: August 15, 2022	By:	/s/ Jaymin Patel
Jaymin Patel
Chief Financial Officer, President and Director
(Principal Accounting and Financial Officer)