Form 10-Q
period 2022-09-30
Clarim Acquisition Corp.
filed 2022-11-14
CIK 1831937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share and 7,187,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLARIM ACQUISITION CORP.

Quarterly Report on Form 10-Q

for the Quarter Ended September 30, 2022

i

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB (as defined below) Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering (as defined below) to February 2, 2023, that the Company has to consummate an initial Business Combination;

●	“Company,” “our Company,” “we” or “us” are to Clarim Acquisition Corp., a Delaware corporation;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the shares of Class B common stock initially purchased by our Sponsor (as defined below) in the Private Placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A common stock will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that was consummated by the Company on February 2, 2021;

●	“Initial Stockholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Private Placement” are to the private placement of warrants that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

●	“Public Shares” are to the shares of Class A common stock sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Stockholders” are to the holders of our Public Shares, including our Initial Stockholders and management team to the extent our Initial Stockholders and/or members of our management team purchase Public Shares, provided that each Initial Stockholder’s and member of our management team’s status as a “Public Stockholder” will only exist with respect to such Public Shares;

ii

●	“Public Warrants” refer to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on January 13, 2021, as amended, and declared effective on January 28, 2021 (File No. 333-252086);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022;

●	“SAB” are to the SEC Staff Accounting Bulletin;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Sponsor” are to Clarim Partners, LLC, a Delaware limited liability company; James F. McCann, our Chairman and Chief Executive Officer is the managing member of our Sponsor;

●	“Sponsor IPO Loan” are to the loan of an aggregate of up to $300,000 the Sponsor agreed to lend the Company to be used for a portion of the expenses of the IPO;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $287,500,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“warrants” are to Public Warrants and Private Placement Warrants, together;

●	“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company;

●	“Working Capital Note I” are to the promissory note of up to $750,000 the Company entered into with the Sponsor on November 19, 2021;

●	Working Capital Note II” are to the promissory note of up to $600,000 the Company entered into with the Sponsor on March 31, 2022; and

●	“Working Capital Notes” are to Working Capital Note I and Working Capital Note II, together.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CLARIM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current asset - cash	$154,266	$107,125
Prepaid expenses	150,690	392,500
Total current assets	304,956	499,625
Prepaid expenses, non-current	—	31,185
Cash and marketable securities held in Trust Account	289,150,954	287,589,794
Total Assets	$289,455,910	$288,120,604

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$131,270	$332,927
Income taxes payable	77,022	—
Accrued franchise tax	150,000	200,000
Due to related party	8,000	8,000
Sponsor IPO Loan	442	442
Working Capital Notes	16,000	—
Accrued professional fees	746,987	739,841
Total current liabilities	1,129,721	1,281,210
Warrant liabilities	590,000	9,292,500
Deferred underwriting discount	10,062,500	10,062,500
Total liabilities	11,782,221	20,636,210

Commitments and Contingencies
Redeemable Common Stock
Class A common stock subject to possible redemption, 28,750,000 shares at redemption value	288,924,183	287,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 320,000,000 shares authorized;	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	250,000	—
Accumulated deficit	(11,501,213)	(20,016,325)
Total stockholders’ deficit	(11,250,494)	(20,015,606)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$289,455,910	$288,120,604

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLARIM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating costs	$247,783	$1,433,999	$783,650	$2,009,443
Loss from operations	(247,783)	(1,433,999)	(783,650)	(2,009,443)

Other income:
Change in fair value of warrant liabilities	1,032,500	3,149,167	8,702,500	5,413,333
Change in fair value of Working Capital Notes	28,000	-	334,000	-
Bank interest income	-	16	-	43
Interest income on marketable securities held in Trust Account	1,222,941	23,672	1,763,467	58,584
Warrant issuance costs	-	-	-	(530,059)
Total other income, net	2,283,441	3,172,855	10,799,967	4,941,901

Income before provision for income taxes	2,035,658	1,738,856	10,016,317	2,932,458
Provision for income taxes	72,013	-	77,022	-
Net income	$1,963,645	$1,738,856	$9,939,295	$2,932,458

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	28,750,000	28,750,000	28,750,000	25,274,725
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.05	$0.05	$0.28	$0.09

Basic and diluted weighted average shares outstanding, Class B, non-redeemable common stock	7,187,500	7,187,500	7,187,500	7,074,176
Basic and diluted net income per share, Class B, non-redeemable common stock	0.05	0.05	0.28	0.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLARIM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	7,187,500	719	—	(20,016,325)	$(20,015,606)

Net income	—	—	—	6,082,039	6,082,039
Balance as of March 31, 2022	7,187,500	$719	$—	$(13,934,286)	$(13,933,567)

Capital contribution attributable to proceeds received in excess of fair value of Working Capital Notes	—	—	250,000	—	250,000

Remeasurement of Class A common stock subject to possible redemption to redemption value	—	—	—	(322,255)	(322,255)

Net income	—	—		1,893,611	1,893,611
Balance as of June 30, 2022	7,187,500	$719	$250,000	$(12,362,930)	$(12,112,211)

Remeasurement of Class A common stock subject to possible redemption to redemption value				(1,101,928)	(1,101,928)
Net income	—	—	—	1,963,645	1,963,645
Balance as of September 30, 2022	7,187,500	$719	$250,000	$(11,501,213)	$(11,250,494)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	7,187,500	719	24,281	(1,430)	23,570

Excess of proceeds over fair value of Private Placement Warrants	—	—	2,583,333	—	2,583,333

Remeasurement of Class A common stock under ASC 480-10-S99 (as defined in Note 3)	—	—	(2,607,614)	(22,480,287)	(25,087,901)

Net income	—	—	—	3,322,648	3,322,648
Balance as of March 31, 2021	7,187,500	$719	$—	$(19,159,069)	$(19,158,350)

Net loss	—	—	—	(2,129,046)	(2,129,046)
Balance as of June 30, 2021	7,187,500	$719	$—	$(21,288,115)	$(21,287,396)

Net income	—	—	—	1,738,856	1,738,856
Balance as of September 30, 2021	7,187,500	$719	$—	$(19,549,259)	$(19,548,540)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLARIM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months ended September 30,
	2022	2021

Cash flows from operating activities:
Net income	$9,939,295	$2,932,458
Adjustments to reconcile net income to net cash used in operating activities:
Warrant issuance costs	—	530,059
Change in fair value of warrant liabilities	(8,702,500)	(5,413,333)
Change in fair value of Working Capital Notes	(334,000)	—
Interest earned on cash and marketable securities held in Trust Account	(1,763,467)	(58,584)
Changes in current assets and liabilities:
Prepaid expenses	272,995	(523,579)
Deferred legal and professional fee		715,469
Accounts payable and accrued expenses	(201,657)	552,580
Income taxes payable	77,022	—
Accrued franchise tax	(50,000)	—
Accrued professional fees	7,146	—
Due to related party	—	8,000
Net cash used in operating activities	(755,166)	(1,256,929)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(287,500,000)
Withdrawal from Trust Account to cover taxes	202,307
Net cash provided by (used in) investing activities	202,307	(287,500,000)

Cash flows from financing activities:
Proceeds from Working Capital Notes	600,000	—
Proceeds from Initial Public Offering, net of underwriters’ fees	—	281,750,000
Proceeds from Private Placement Warrants	—	7,750,000
Repayment of Sponsor IPO Loan	—	(112,500)
Payments of offering costs	—	(413,794)
Net cash provided by financing activities	600,000	288,973,706

Net change in cash	47,141	216,777
Cash, beginning of the period	107,125	—
Cash, end of the period	$154,266	$216,777

Supplemental disclosures of noncash investing and financing activities:
Capital contribution for proceeds received in excess of fair value of Working Capital Notes	$250,000	$—
Remeasurement of Class A common stock subject to possible redemption to redemption value	$1,424,183	$25,087,901
Deferred underwriting commissions charged to additional paid in capital	$—	$10,062,500
Deferred offering costs paid by Sponsor loan	$—	$31,367
Initial fair value of warrant liability	$—	$14,558,333

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from November 4, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the IPO, which is described below, and, since the closing of the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and marketable securities held in the Trust Account, incurs reasonable business expenses to affect a Business Combination and recognizes changes in the fair value of warrant liability as other income (expense).

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $154,266 in its operating bank account, and a working capital deficit of $824,765.

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

On November 19, 2021 and March 31, 2022, respectively, the Company issued the Working Capital Notes to the Sponsor, pursuant to which the Company may draw down capital to fund its working capital needs or in connection with the Business Combination, up to a total principal amount of $1,350,000. The Sponsor has also informally agreed to commit additional funding, as and if necessary, of up to $500,000 upon similar terms and conditions as the Working Capital Notes. At September 30, 2022, an aggregate of $600,000 has been drawn against Working Capital Note I. At September 30, 2022, there was no balance outstanding under Working Capital Note II.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with GAAP for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the financial statements for the periods presented. Operating results for the period for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “Trust interest income” line item in the statements of operations. Trust interest income is recognized when earned.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Share of Common Stock

The Company has two classes of common stock, which are referred to as “Class A common stock” and “Class B common stock.” Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the three months ended September 30,				For the nine months ended September 30
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,570,916	392,729	$1,391,085	347,771	$7,951,436	1,987,859	$2,291,177	641,281
Denominator:
Weighted-average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500	28,750,000	7,187,500	25,274,725	7,074,176
Basic and diluted net income per share	$0.05	$0.05	$0.05	$0.05	$0.28	$0.28	$0.09	$0.09

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Our effective tax rate from continuing operations was 3.54% and 0.77% for the quarter and nine months ended September 30, 2022, respectively, and 0.00% and 0.00% for the quarter and nine months ended September 30, 2021, respectively.

For the nine months ended September 30, 2022 the Company has prepared it's provision on the basis that the Company is seeking and will likely be receiving approval to liquidate prior to December 31, 2022. Based on this assumption, the Company believes it’s effective tax rate will be approximately 0.9% for the year ending December 31, 2022.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

NOTE 3 - INITIAL PUBLIC OFFERING

Pursuant to the IPO on February 2, 2021, the Company sold 28,750,000 Units, including 3,750,000 Units pursuant to the exercise of the underwriters’ over-allotment option in full, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable on the later of (i) 30 days after the completion of the Business Combination or (ii) February 2, 2022 and will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

As of September 30, 2022 and December 31, 2021, the common stock reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$287,500,000
Less:
Proceeds allocated to Public Warrants	(9,391,667)
Issuance costs allocated to Class A common stock	(15,696,234)
Plus:
Remeasurement of Class A common stock to redemption value	25,087,901
Class A common stock subject to possible redemption as of December 31, 2021	287,500,000
Plus:
Remeasurement of Class A common stock to redemption value	—
Class A common stock subject to possible redemption as of March 31, 2022	287,500,000
Plus:
Remeasurement of Class A common stock to redemption value	322,255
Class A common stock subject to possible redemption as of June 30, 2022	$287,822,255
Plus:
Remeasurement of Class A common stock to redemption value	1,101,928
Class A common stock subject to possible redemption as of September 30, 2022	$288,924,183

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

Due to Related Party

At September 30, 2022 and December 31, 2021, the due to related party (balance of $8,000) represents unreimbursed travel expenses payable to management.

Sponsor IPO Loan

The Sponsor agreed to loan or fund offering costs on behalf of the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO. The Sponsor IPO Loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. The Sponsor paid an aggregate of $112,942 under the Sponsor IPO Loan and the Company repaid $112,500 of the Sponsor IPO Loan to the Sponsor on February 11, 2021. As of September 30, 2022 and December 31, 2021, the Company had an outstanding balance of $442 under this Sponsor IPO Loan.

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

On November 19, 2021, the Company entered into Working Capital Note I, a promissory note of up to $750,000 with the Sponsor. Under its terms and conditions, the Company may request up to five (5) drawdowns of up to $150,000 in each instance (maximum of $750,000 in aggregate) for costs reasonably related to the Company’s ongoing working capital needs and/or in order to consummate a Business Combination with one or more businesses, if applicable. Working Capital Note I bears no interest and is not secured by the Company’s assets. Its principal balance is due and payable by the Company on the earlier of: (i) February 2, 2023 or (ii) the date on which Company consummates the Business Combination (such date, the “Maturity Date”). The principal under Working Capital Note I may be drawn down by the Company from time to time prior to the Maturity Date (each, a “Drawdown Request”). Each Drawdown Request must not be an amount less than $10,000, unless otherwise agreed upon by the parties. Each Drawdown Request by the Company shall be funded by Sponsor within five (5) business days. For the nine months ended September 30, 2022, the Company drew down an aggregate of $600,000 available under the Working Capital Note I, which was outstanding as of September 30, 2022.

At September 30, 2022, the outstanding balance of $600,000 under Working Capital Note I was convertible into 400,000 Conversion Warrants. At September 30, 2022, the fair value of the Private Placement Warrants was $0.04, which resulted in an aggregate fair value of $16,000 for Working Capital Note I. The change in fair value of $28,000 and $334,000 for the three and nine months then ended September 30, 2022, respectively, is reflected on the condensed statement of operations (see Note 6).

On March 31, 2022, the Company issued Working Capital Note II, an additional unsecured promissory note for an aggregate of up to $600,000. The proceeds of Working Capital Note II will be used for costs in connection with its initial Business Combination or as general working capital. Working Capital Note II is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the initial Business Combination is consummated and (ii) the date of the Company’s liquidation. At September 30, 2022, there was no balance outstanding under Working Capital Note II.

Upon the consummation of the Initial Business Combination, the outstanding amount under the Working Capital Notes shall automatically convert into that number of Conversion Warrants of the Company or its successor entity, equal to: (x) the outstanding amount of the promissory note being converted, divided by (y) $1.50, rounded up to the nearest whole number of Conversion Warrants. The Conversion Warrants will be entitled to registration rights, as described in the Company’s registration rights agreement with certain other parties thereto on January 28, 2021. As of September 30, 2022 and December 31, 2021, the Company had $600,000 and nil outstanding under the Working Capital Notes.

The issuances of the Working Capital Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor, commencing on January 28, 2021, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000 for administrative service fees, respectively. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $90,000 for administrative service fees, respectively.

NOTE 6 - RECURRING FAIR VALUE MEASUREMENTS

Cash and Securities Held in Trust Account

As of September 30, 2022 and December 31, 2021, investment in the Company’s Trust Account consisted of $2,627 and $656, respectively, in U.S. Money Market funds and $289,148,327 and $287,589,138, respectively, in U.S. Treasury Securities. The Company classifies its U. S. Treasury Securities as held-to-maturity in accordance with ASC 320. Held-to-maturity Treasury Securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2022 and December 31, 2021 are as follows:

	Carrying Value/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
U.S. Money Market	$2,627	$—	$—	$2,627
U.S. Treasury Securities	289,148,327	—	(37,179)	289,185,246
	$289,150,954	$—	$(37,179)	$289,187,918

	Carrying Value/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Money Market	$656	$—	$—	$656
U.S. Treasury Securities	287,589,138	2,234	—	287,591,372
	$287,589,794	$2,234	$—	$287,592,028

Warrant Liability

As of September 30, 2022 and December 31, 2021, the Company’s warrants liability was valued at $590,000 and $9,292,500, respectively. Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

Subsequent Measurement

The fair value of the Public Warrants as of September 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2022, the aggregate value of Public Warrants was $383,333.

The estimated fair value of the Private Placement Warrants on September 30, 2022 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Black Scholes model for the Private Placement Warrants were as follows:

Input	September 30, 2022	December 31, 2021
Expected term (years)	5.25	5.25
Expected volatility	0.9%	11.0%
Risk-free interest rate	3.00%	1.35%
Stock price	$9.89	$9.25
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three and nine months September 30, 2022:

Warrant Liability
Fair value as of December 31, 2021	$3,255,000
Change in fair value	(2,066,667)
Fair value as of March 31, 2022	$1,188,333
Change in fair value	(620,000)
Fair value as of June 30, 2022	$568,333
Change in fair value	(361,667)
Fair value as of September 30, 2022	$206,667

Working Capital Notes

The Company established the fair value for the Working Capital Note I using a Black-Scholes model, which is considered to be a Level 3 fair value measurement.

The estimated fair value of the Working Capital Notes was based on the following significant inputs:

Input	December 31, 2021	September 30, 2022
Expected term (years)	5.25	5.25
Expected volatility	11.0%	0.9%
Risk-free interest rate	1.35%	3.0%
Stock price	$9.25	9.89
Dividend yield	0.00%	0.00%
Exercise price	$11.50	11.50

The following table presents the changes in the fair value of the Level 3 Working Capital Note I:

Fair value as of January 1, 2022	$—
Proceeds received through issuance of Working Capital Notes	600,000
Capital contribution attributable to proceeds received in excess of fair value of Working Capital Notes	250,000
Change in valuation inputs or other assumptions	(334,000)
Fair value as of September 30, 2022	$16,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended September 30, 2022 for Working Capital Note I.

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$2,627	$2,627	$—	$—
U.S. Treasury Securities held in Trust Account	289,148,327	289,148,327	—	—
	$289,150,954	$289,150,954	$—	$—
Liabilities:
Public Warrant Liability	$383,333	$383,333	$—	$—
Private Warrant Liability	206,667	—	—	206,667
Working Capital Notes	16,000	—	—	16,000
	$606,000	$383,333	$—	$222,667

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

On February 2, 2021, the underwriters fully exercised the over-allotment option to purchase 3,750,000 Units and paid a fixed underwriting discount in the aggregate of $5,750,000. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $10,062,500, upon the completion of the Company’s Business Combination subject to the terms of the underwriting agreement.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue a total of 10,000,000 preferred shares at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue a total of 320,000,000 shares of Class A common stock at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 28,750,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock

The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. In November 2020, the Company’s Initial Stockholders purchased an aggregate of 7,187,500 Founder Shares for a capital contribution of $25,000. The Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. Because of the underwriters’ full exercise of the over-allotment option on February 2, 2021, 937,500 shares are no longer subject to forfeiture. As of September 30, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding.

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

On November 10, 2022, the Company filed a definitive proxy statement with the SEC and plans to hold a stockholder meeting on December 7, 2022 to seek approval of the following proposals: the Redemption Limit Elimination Proposal, the Early Termination Proposal, the Early Termination Trust Amendment Proposal and the Adjournment Proposal. If the proposals are approved by the stockholders, the Company plans to liquidate in advance of the mandatory liquidation date in the current amended and restated certificate of incorporation and no later than December 30, 2022, and distribute the funds held in Trust Account to the Public Stockholders.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 relates to our formation, the IPO and, since the closing of the IPO, a search for an initial Business Combination candidate. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing an initial Business Combination.

For the three months ended September 30, 2022, we had net income of $1,963,645, which consisted of $1,222,941 in interest earned on marketable securities held in the Trust Account and $1,032,500 on change in fair value of warrants, $28,000 in the change in fair value of the Working Capital Notes, offset by $247,783 in operating costs.

For the nine months ended September 30, 2022, we had net income of $9,939,295, which consisted of $1,763,467 in interest earned on marketable securities held in the Trust Account and $8,702,500 on change in fair value of warrants, $334,000 in the change in fair value of the Working Capital Notes, offset by $783,650 in operating costs.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $154,266 in its operating bank account, and a working capital deficit of $824,765.

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

We also issued the Working Capital Notes to the Sponsor on November 19, 2021 and March 31, 2022, respectively, pursuant to which we may draw down capital to fund our working capital needs or in connection with our initial Business Combination, up to a total principal amount in the aggregate of up to $1,350,000. The Sponsor has also informally agreed to commit additional funding as and if necessary and agreed with us of up to $500,000 upon similar terms and conditions as the foregoing promissory note. At September 30, 2022, an aggregate of $600,000 has been drawn against the Working Capital Notes.

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

On November 10, 2022, the Company filed a definitive proxy statement with the SEC and plans to hold a stockholder meeting on December 7, 2022 to seek approval of the following proposals: the Redemption Limit Elimination Proposal, the Early Termination Proposal, the Early Termination Trust Amendment Proposal and the Adjournment Proposal. If the proposals are approved by the stockholders, the Company plans to liquidate in advance of the mandatory liquidation date in the current amended and restated certificate of incorporation and no later than December 30, 2022, and distribute the funds held in Trust Account to the Public Stockholders.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on January 28, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination or our liquidation.

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

Net Income per Common stock

We have two classes of shares, which are referred to as “Class A common stock” and “Class B common stock.” Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 potential common stock for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022 and (iii) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021, September 30, 2021, March 31, 2022 and June 30, 2022, as filed with the SEC on May 24, 2021, November 22, 2021, May 23, 2022, and August 16, 2022 respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with future redemptions by public stockholders of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 24, 2021. There has been no material change in the planned use of proceeds from our IPO and Private Placement as described in the Registration Statement.

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

Dated: November 14, 2022	CLARIM ACQUISITION CORP.

	By:	/s/ James F. McCann
James F. McCann
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ Jaymin Patel
Jaymin Patel
Chief Financial Officer, President and Director
(Principal Accounting and Financial Officer)